Form 10QSB
period 2001-03-31
YUMMIES INC
filed 2001-05-14
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2001
                               ---------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------


Commission File number      000-32361
                       --------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)


         Nevada                                                  87-0615629
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
---------------------------------------------------           -----------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
               Registrant's telephone number, including area code



             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                   Outstanding as of March 31, 2001
     ---------                               -----------------------------------
Common  Stock, $0.001                                      2,505,000




                               INDEX

                                                                                     Page
                                                                                     Number
PART I.

          ITEM 1.    Financial Statements (unaudited)..................................3

                     Balance Sheets....................................................4
                        March 31, 2001 and September 30, 2000

                     Statements of Operations
                        For the three months ended March  31, 2001 and 2000............5 and the period June 10, 1998 to March 31, 2001

                     Statements of Cash Flows
                         For the three months ended March 31, 2001 and 2000............6 and the period June 10, 1998  to March 31, 2001
                     Notes to Financial Statements.....................................7

          ITEM 2.    Plan of Operations................................................8

PART II.             Signatures........................................................8




                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of YUMMIES, Inc. ( development stage company) at March 31, 2001 and September 30, 2000, and the related statements of operations for the three and six months ended March 31, 2001 and 2000 and the period June 10, 1998 to March 31, 2001, the statement of cash flows for the three and six months ended March 31, 2001 and 2000, and the period June 10, 1998 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND SEPTEMBER 30, 2000



                                                        March 31,  September 30,
                                                          2001         2000
                                                        -------       -------
Assets
------

Current Assets:
    Cash                                                $12,029       $12,029
                                                        -------       -------


         Total current assets                            12,029        12,029
                                                        -------       -------


         Total Assets                                   $12,029       $12,029
                                                        =======       =======


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:                                    $  --         $  --
                                                        -------       -------

         Total current liabilities                         --            --
                                                        -------       -------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 and 6,105,000 issued
        and outstanding                                   2,505         6,105

    Additional paid-in capital                            9,524         5,924
    Deficit accumulated during the
        development stage                                  --            --
                                                        -------       -------

         Total Stockholders' Equity                      12,029        12,029
                                                        -------       -------

         Total Liabilities and
       Stockholders' Equity                             $12,029       $12,029
                                                        =======       =======





                     The accompanying notes are an integral
                        part of the financial statements.




                                                   YUMMIES, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS



                                                                                               For the Period
                                For the         For the         For the         For the         June 10, 1998
                             Three Months    Three Months     Six Months       Six Months        (Inception)
                                Ended            Ended           Ended           Ended             Through
                              March 31,        March 31,       March 31,        March 31,          March 31,
                                2001             2000            2001             2000               2001
                             ----------       ----------       ---------       -----------       -----------
Revenues                     $     --        $      --         $     --        $      --         $      --

Expenses, general
    and administrative             --               --              --                --                --
                             ----------       ----------       ---------       -----------       -----------

    Operating income               --               --              --                --                --

Other income
  (expense)                        --               --              --                --                --
                             ----------       ----------       ---------       -----------       -----------

    Net income               $     --         $     --         $    --         $      --         $      --
                             ==========       ==========       =========       ===========       ===========

Net income per share         $     --         $     --         $    --         $      --         $      --
                             ==========       ==========       =========       ===========       ===========





                                     The accompanying   notes  are  an  integral
                                         part of the financial statements.







                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                For the
                                                                                 Period
                           For the       For the       For the     For the   June 10, 1998
                         Three Months  Three Months  Six Months   Six Months  (Inception)
                           Ended         Ended         Ended        Ended       Through
                          March 31,     March 31,     March 31,    March 31,    March 31,
                             2001          2000          2001        2000         2001
                         ------------  ------------  -----------  ----------  ------------
Cash flows from
  operating activities:
    Net income             $    --       $    --       $    --      $    --      $    --
                           -------       -------       -------      -------      -------

Net cash provided
  by operating activities:      --            --            --           --           --
                           -------       -------       -------      -------      -------

Cash flows from
  investing activities:         --            --            --           --           --
                           -------       -------       -------      -------      -------

Cash flows from financing
 activities:
    Issuance of common
      stock                     --            --            --           --       12,029
                           -------       -------       -------      -------      -------

Net increase in cash            --            --            --           --       12,029

Cash, beginning of period   12,029        12,029        12,029       12,029           --
                           -------       -------       -------      -------      -------

Cash, end of period        $12,029       $12,029       $12,029      $12,029      $12,029
                           =======       =======       =======      =======      =======

Interest Paid              $    --       $    --       $    --      $    --      $    --
                           =======       =======       =======      =======      =======

Income taxes paid          $    --       $    --       $    --      $    --      $    --
                           =======       =======       =======      =======      =======



                     The accompanying notes are an integral
                        part of the financial statements.



                                  YUMMIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

1. Summary of Business and Significant Accounting Policies
   -------------------------------------------------------

         a.       Summary of Business
                  -------------------

                  The Company was incorporated under the laws of the State of Nevada on June 10, 1998. The Company intends to commence the business of renting a water ski boat to recreational users. The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

         b.       Cash Flows
                  ----------

                  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

         c.       Net Income Per Share
                  --------------------

                  The net income per share calculation is based on the weighted average number of shares outstanding during the period.

         d.       Use of Estimates
                  ----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.       Issuance of Common Stock
         ------------------------

         On August 13, 1998, the Company issued 1,000,000 shares of its $.001 par value common stock for an aggregate price of $1,000.

         In February 1999, pursuant to Rule 504 of Regulation D of the Securities and Exchange Commission, the Company sold 17,500 shares of its common stock at a price of $1.00 per share. Costs of $6,471 associated directly with the offering were offset against the proceeds.

         On December 15, 2000, an officer and stockholder of the Company returned 600,000 shares of common stock to authorized but unissued shares.

         On February 5, 2001,  the Company  authorized a 6 for 1 forward  split.
         The  stock  split  has  been   accounted  for   retroactively   in  the
         accompanying financial statements.

3.       Warrants and Options
         --------------------

         No options or warrants are outstanding to acquire the Company's common stock.

4.       Income Taxes
         ------------

         The Company has had no taxable income under Federal or State tax laws.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                       YUMMIES, Inc.
                                                      [Registrant]



                                                       /s/ David Colette
                                                       -------------------------
                                                       David Colette- President


                                                       /s/ Stefani Shaner
                                                       -------------------------
                                                       Stefani Shaner, Treasurer
May 8, 2001