Form 10QSB/A
period 2001-03-31
YUMMIES INC
filed 2001-06-25
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-QSB/A




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


                                       YUMMIES, Inc.
                                       [Registrant]




                                       By: s/ Dianne Hatton-Ward
                                          ---------------------------
                                              Dianne Hatton-Ward
                                              President and Director


May 8, 2001