Form 10QSB
period 2001-06-30
YUMMIES INC
filed 2001-08-08
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001
                               --------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------


Commission File number    000-32361
                       -----------------



                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                              87-0615629
-------------------------------                              --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
---------------------------------------------------          ----------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code




                             -----------------------
             (Former name, former address, and former fiscal year,
                         if changed since lastreport.)

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

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.

     ITEM 1.    Financial Statements (unaudited)...........................3

                Balance Sheets.............................................4
                   June 30, 2001 and September 30, 2000

                Statements of Operations
                   For the three months ended June 30, 2001 and 2000 ......5
                   and the period June 10, 1998 to June 30, 2001

                Statements of Cash Flows
                    For the three months ended June 30, 2001 and 2000 .....6
                    and the period June 10, 1998  to June 30, 2001

                Notes to Financial Statements..............................7

     ITEM 2.    Plan of Operations.........................................9

PART II.        Signatures.................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of YUMMIES, Inc. ( development stage company) at March 31, 2001 and September 30, 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period June 16, 1977 to March 31, 2001, the statement of cash flows for the three months ended March 31, 2001 and 2000, and the period June 16, 1977 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2001 AND SEPTEMBER 30, 2000


                                                        June 30, September 30,
                                                            2001          2000
                                                         ------- -------------
Assets
------

Current Assets:
    Cash .............................................   $12,029     $12,029
                                                         -------     -------


         Total current assets ........................    12,029      12,029
                                                         -------     -------


         Total Assets ................................   $12,029     $12,029
                                                         =======     =======



Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities: .................................   $  --       $  --
                                                         -------     -------

         Total current liabilities ...................      --          --
                                                         -------     -------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 and 6,105,000 issued
        and outstanding ..............................     2,505       6,105

    Additional paid-in capital .......................     9,524       5,924

    Deficit accumulated during the
        development stage ............................      --          --
                                                         -------     -------

         Total Stockholders' Equity ..................    12,092      12,092
                                                         -------     -------


         Total Liabilities and
       Stockholders' Equity ..........................   $12,092     $12,092
                                                         =======     =======

    The accompanying notes are an integral part of the financial statements.


                                         YUMMIES, INC.
                                 (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS


                                                                                      For the
                                                                                       Period
                             For the        For the       For the     For the      June 10, 1998
                           Three Months  Three Months  Nine Months   Nine Months     (Inception)
                              Ended          Ended         Ended       Ended          Through
                             June 30,       June 30,      June 30,    June 30,        June 30,
                               2001           2000         2001         2000            2001
                            ----------     ---------     ---------     -------         -------
Revenues ..............     $     --       $    --       $    --      $   --           $   --

Expenses, general
and administrative ....           --            --            --          --               --
                            ----------     ---------     ---------     -------          -------

Operating income ......           --            --            --          --               --

Other income
(expense) .............           --            --            --          --               --
                            ----------     ---------     ---------     -------          -------


Net income ............     $     --       $    --       $    --       $  --            $   --
                            ==========     =========     =========     =======          =======

Net income per share ..     $     --       $    --       $    --       $  --            $   --
                            ==========     =========     =========     =======          =======





    The accompanying notes are an integral part of the financial statements.



                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                     For the Period
                            For the       For the    June 10, 1998
                          Nine Months   Nine Months   (Inception)
                             Ended         Ended        Through
                            June 30,      June 30,      June 30,
                              2001         2000           2001
                          -----------   ----------   --------------

Cash flows from
  operating activities:
    Net income             $    --        $    --        $    --
                           -------        -------        -------

Net cash provided
  by operating activities       --             --             --
                           -------        -------        -------

Cash flows from
  investing activities:         --             --             --
                           -------        -------        -------

Cash flows from
  financing activities:
    Issuance of common
      stock                     --             --         12,029
                           -------        -------        -------

Net increase in cash            --             --         12,029

Cash, beginning of period   12,029         12,029             --
                           -------        -------        -------

Cash, end of period        $12,029        $12,029        $12,029
                           =======        =======        =======

Interest Paid              $    --        $    --        $    --
                           =======        =======        =======

Income taxes paid          $    --        $    --        $    --
                           =======        =======        =======










    The accompanying notes are an integral part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000



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

-----------------------------------------



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


                                                       YUMMIES, Inc.
                                                       [Registrant]


                                                       S/ Diane Hatton-Ward
                                                       -------------------------
                                                       Diane Hatton-Ward
                                                       President, Sec, Treasurer
August 8, 2001