Form 10KSB
period 2001-09-30
YUMMIES INC
filed 2001-12-19
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended    September 30, 2001
                               ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     Commission File number       000-32361
                           ----------------------

                                  YUMMIES, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

               Nevada                                         87-0615629
--------------------------------------------          -------------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
           or organization

1981 East Murray Holiday Road, Salt Lake City, Utah             84117
---------------------------------------------------    ------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                               None
-------------------                   -----------------------------------------

         Securities registered pursuant to section 12 (g ) of the Act:
                                     Common
                    ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of

                                    Page -1-
this Form 10-KSB or any amendment to this Form 10-KSB.  [  ]

State issuer's revenues for its most recent fiscal year:  $   -
                                                           ---------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At September 30, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2001, the registrant had 2,505,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or
(c) under the Securities Act of 1933: None

                                    Page -2-

                                TABLE OF CONTENTS

------------------------------------------------------------------------------


PART I
------
                                                                          Page
                                                                          ----

ITEM 1.    DESCRIPTION OF BUSINESS                                         4

ITEM 2.    DESCRIPTION OF PROPERTIES                                       8

ITEM 3.    LEGAL PROCEEDINGS                                               8

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               8

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       10

ITEM 7.    FINANCIAL STATEMENTS                                            10

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                        10

PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT              11

ITEM 10.   EXECUTIVE COMPENSATION                                          13

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                  14

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  15

PART IV
-------

ITEM 13.   EXHIBITS                                                        15



                                Page -3-

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

     YUMMIES, INC., (hereinafter "The Company") was originally incorporated on June 11, 1998, pursuant to the Nevada Business Corporation Act. Its Articles of Incorporation provide for authorized capital of Fifty Million (50,000,000) shares of common stock with a $0.001 par value. The Company was formed with the stated purpose of engaging in the business of rental of boats and personal water craft and engaging in any other lawful business activity. In pursuing its business objective, the Company undertook offering of 40,000 shares of its common stock at $1.00 share pursuant to Rule 504 of Regulation D, as promulgated by the US Securities and Exchange Commission, and pursuant to sate law exemptions from registration in the States of Utah and Florida. The specific purpose of the offering was to allow the Company to raise sufficient funds to purchase one water ski boat with trailer to be rented to recreational users at various lakes in the Wasatch front. Specifically the use of proceeds provided for the below allocations, assuming the maximum was sold:

Costs of Offering                           $ 10,000

Acquisition of
Ski boat & Trailer                          $ 25,000

Operating Capital                           $  5,000
                                            ========
Total:                                      $ 40,000

     Because of changes in Rule 504 that became effective April 7, 1999, the Company was unable to offer its securities for sale past that date, having sold only 17,500 shares and raising $17,500. After that point in time the Company sought other avenues for accomplishing its goal. Those included raising additional monies through a private placement, seeking financing for part of the costs of the boat & trailer, and looking at used boats rather than new boats. None of these were successful. The ultimate result of the Company's efforts was that it does not have sufficient funds to pursue its initial business plan. As of December 31, 2000 the Company's assets consisted of $12,029 on deposit at the Company's bank.

     The Company never engaged in an active trade or business throughout the period from inception to date. By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in the proxy statement, in the use of proceeds raised in the Company's offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting its shares and allow the matters above to be decided by a majority of the holders of

                                    Page -4-
the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares held by non-affiliates and the forward split became effective that date. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

     Business.

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available

                                    Page -5-
technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.




                                    Page -6-

     Principal Products and Services.

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

     Distribution Methods of the Products or Services.

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

     Status of any Publicly Announced New Product or Service.

          None; not applicable.

     Competitive Business Conditions.

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

     Sources and Availability of Raw Materials and Names of Principal Suppliers.

         None; not applicable.

     Dependence on One or a Few Major Customers.

         None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.

         None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or

                                    Page -7-
acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

     Effect of Existing or Probable Governmental Regulations on Business.

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

     Research and Development.

         None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

     Number of Employees.

         None.

--------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

--------------------------------------------------------------------------------


    The Company's does not  own any property


--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


    None.



                                    Page -8-

--------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

--------------------------------------------------------------------------------


    No matters were submitted to the shareholders during the 4th quarter.


                                     PART II


--------------------------------------------------------------------------------

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


     Market Information

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is not aware of any transactions having taken place thereon, nor any bid or ask being quoted thereon, and no assurance can be given that any public market for the Company's shares will develop or be maintained.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g- 9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited

                                    Page -9-
market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

     Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 19. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

     Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

     Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

     In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Diane Hatton-Ward, its president, to cover in order to fund certain expenses of the Company. This transaction is deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.


--------------------------------------------------------------------------------

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------


     Overview
     --------

     The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.


     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 2001, the Company had minimal assets $12,029 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, should management be incorrect in its belief no commitment has been made by any party to further fund the Company's operations

     Results of Operations
     ---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2001.

                                    Page -10-

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


    The financial statements of the Company are included following the signature page to this form 10-KSB.


--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


    The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


     General
     -------

     The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                               Position
    Name                 Age              Title               Held Since

    Dianne Hatton-Ward   44      President, Secretary,
                                 Treasurer and Director        6/6/2000

    All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

     No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.


                                    Page -11-

     The business experience of each of the persons listed above during the past five years is as follows:


     Dianne Hatton-Ward: Director and President, Secretary, Treasurer

     Ms. Hatton-Ward has worked in the fields of database administration and management since 1986. She is presently a part time student at Westminister College in Salt Lake City, Utah. Since 1994, she has worked as a control scheduler at Qwest Communications International, Inc. where she is responsible for the design and support of several applications such as client interfacing, job applications, and job-flows.


     Compliance with Section 16(a) of the Exchange Act
     -------------------------------------------------

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

                                    Page -12-

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

     Since the Company became subject to Section 16(a), the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

     The following table sets forth as of September 30, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name               Position              Reports  Filed
              ----               --------              -------  -----

              NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


     Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2001, 2000, and 1999.

     Bonuses and Deferred Compensation

     None.

     Compensation Pursuant to Plans

     None.

     Pension Table

     None.

     Other Compensation

     None

     Compensation of Directors

     None.

     Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from the Company,

                                    Page -13-
with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.



--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

    Name and Address                  Amount and Nature of           Percent
    Beneficial Owner                  Beneficial Ownership           of Class
    ----------------                  --------------------           --------
    Dianne Hatton-Ward (Pres/Dir)               2,400,000*             95.8%
    1129 East 5690 South                        Direct
    Salt Lake City, utah 84121


    All officers and
    directors as a group                        2,400,000               95.8%

    * After 6 to one forward split on February 5, 2001.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


     Transactions with Management and Others

     Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Diane Hatton-Ward, its president, to cover in order to fund certain expenses of the Company. This transaction is deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her. Indebtedness of Management

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company

                                    Page -14-
was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

     Transactions with Promoters

     There have no material transactions between the Company and its promoters or founders.


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------



   (a) (1) Financial Statements. The following financial statements are included in this report:

  Title of Document                                                         Page
  -----------------                                                         ----

  Report of Burnham & Schumm P.C., Certified Public Accountants              18

  Balance Sheets as of September 30, 2001 and 2000                           19

  Statements of Operations for years ended September 30, 2001 and 2000
        and the period June 10, 1998 to September 30, 2001                   20

  Statements of Changes in Stockholders' Equity for the period
      June 10, 1998 to September 30, 2001                                    21

  Statements of Cash Flows for the years ended September 30, 2001
      and 2000 and the period June 10, 1998 to September 30, 2001            22

  Notes to Financial Statements                                              23

   (a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

          None.

     (a)(3) Exhibits. The following exhibits are included as part of this report by reference:

          None.


                                    Page -15-

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the


Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   YUMMIES, INC.
                                                   (Registrant)

    Dated: 19 day of December, 2001.               By: S/ Diane Hatton-Ward
                                                      --------------------------
                                                   Diane Hatton-Ward
                                                   President and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of December 2001.


     S/ Diane Hatton-Ward
     --------------------------------------
     Diane Hatton-Ward
     Sole Director, President and Treasurer







                                    Page -16-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                           SEPTEMBER 30, 2001 AND 2000


















                                   Page - 17-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS




                                                                           Page
                                                                           ----
Independent Auditors' Report on the
         Financial Statements                                               18

Financial Statements:

         Balance Sheets                                                     19

         Statements of Operations                                           20

         Statements of Stockholders' Equity                                 21

         Statements of Cash Flows                                           23

         Notes to Financial Statements                                      24

                             Burnham & Schumm, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------

1981 East Murray-Holladay Road                        A Professional Corporation
Suite 245                                             Officers:
Salt Lake City, Utah 84117                            Lonnie K. Burnham,, C.P.A.
Phone (801) 272-0111                                  Ted Schumm, C.P.A
Fax   (801) 272-0125



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                            /s/ Burnham & Schumm

Salt Lake City, Utah
November 11, 2001



                                    Page -18-

                                  YUMMIES, INC.
                          (A Development Stage Company)



                                 BALANCE SHEETS

                           SEPTEMBER 30, 2001 AND 2000



     Assets                                               2001            2000
     ------                                              -------         -------

Current Assets:
    Cash                                                 $12,029         $12,029
                                                         -------         -------
         Total current assets                             12,029          12,029
                                                         -------         -------
         Total Assets                                    $12,029         $12,029
                                                         =======         =======

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:                                     $  --           $  --
                                                         -------         -------
         Total current liabilities                          --              --
                                                         -------         -------

Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 and 6,105,000 issued
        and outstanding                                    2,505           6,105
    Additional paid-in capital                             9,524           5,924
    Deficit accumulated during the
        development stage                                   --              --
                                                         -------         -------
         Total Stockholders' Equity                       12,029          12,029
                                                         -------         -------
         Total Liabilities and
           Stockholders' Equity                          $12,029         $12,029
                                                         =======         =======



                          Theaccompanying notes are an
                   integral part of the financial statements.


                                    Page -19-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                    For the
                                                                    Period
                                                                  June 10,1998
                                                                  (Inception)
                                 Year Ended        Year Ended       Through
                                September 30,     September 30,  September 30,
                                    2001              2000           2001
                                   -------           -------        --------


Revenues                           $   --            $   --         $   --

Expenses, general
          and administrative           --                --             --
                                   -------           -------        --------
          Operating income             --                --             --

Other income
  (expense)                            --                --             --
                                   -------           -------        --------
          Net income               $   --            $   --         $   --
                                   =======           =======        =======
Net income per share               $   --            $   --         $   --
                                   =======           =======        =======


                     The accompanying notes are an integral
                        part of the financial statements.



                                    Page -20-

                                  YUMMIES, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2001


                                                                       Deficit
                                                                     Accumulated
                                      Common Stock       Additional  During the
                                 ---------------------    Paid-in    Development
                                   Shares      Amount     Capital       Stage
                                 ----------  ---------   ---------     -------
Common stock issued for
  cash at $.001/share on
  August 13, 1998                 1,000,000  $   1,000   $    --       $  --

Net income accumulated
  for the period
  June 10, 1998 (inception)
  through September 30, 1998           --         --          --          --
                                 ----------  ---------   ---------     -------
Balance, September 30, 1998       1,000,000      1,000        --          --

Common stock issued for
  cash in February 1999 net
  of offering costs of $6,471        17,500         18      11,011        --

Net income for the year ended
  September 30, 1999                   --         --          --          --
                                 ----------  ---------   ---------     -------
Balance, September 30, 1999       1,017,500  $   1,018   $  11,011     $  --
                                 ==========  =========   =========     =======



                          The accompanying notes are an
                   integral part of the financial statements.



                                    Page -21-


                                  YUMMIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY-CONTINUED

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2001

                                                                          Deficit
                                                                        Accumulated
                                     Common Stock          Additional    During the
                               -------------------------     Paid-in    Development
                                  Shares        Amount       Capital       Stage
                               -----------    ----------    ----------    --------
Balance, September 30, 1999      1,017,500    $    1,018    $   11,011    $   --

6 for 1 forward stock split,
 retroactively applied           5,087,500         5,087        (5,087)       --

Net income for the year ended
 September 30, 2000                   --            --            --          --
                               -----------    ----------    ----------    --------
Balance, September 30, 2000      6,105,000         6,105         5,924        --

Common stock returned
 by officer                     (3,600,000)       (3,600)        3,600        --

Net income for the year
  ended September 30, 2001            --            --            --          --
                               -----------    ----------    ----------    --------
Balance, September 30, 2001      2,505,000    $    2,505    $    9,524    $   --
                               ===========    ==========    ==========    =======


                          Theaccompanying notes are an
                   integral part of the financial statements.

                                    Page -22-

                                 YUMMIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000
                                                                     For the
                                                                      Period
                                                                  June 10, 1998
                                                                   (Inception)
                                        Year Ended    Year Ended     Through
                                       September 30, September 30, September 30,
                                           2001         2000           2001
                                          -------     -------        -------
Cash flows from operating activities:
    Net income                            $  --       $  --          $  --
                                          -------     -------        -------
Net cash provided
  by operating activities:                   --          --             --
                                          -------     -------        -------
Cash flows from
  investing activities:                      --          --             --
                                          -------     -------        -------
Cash flows from financing activities:
 Issuance of common stock                    --          --           12,029
                                          -------     -------        -------
Net increase in cash                         --          --           12,029

Cash, beginning of period                  12,029      12,029           --
                                          -------     -------        -------
Cash, end of period                       $12,029     $12,029        $12,029
                                          =======     =======        =======
Interest Paid                             $  --       $  --          $  --
                                          =======     =======        =======
Income taxes paid                         $  --       $  --          $  --
                                          =======     =======        =======


                          The accompanying notes are an
                   integral part of the financial statements.


                                    Page -23-

                                  YUMMIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


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

                                    Page -24-

-----------------------------------------


     On February 5, 2001, the Company authorized a 6 for 1 forward split of its common shares. The forward split has been retroactively applied in the accompanying financial statements.

3.   Warrants and Options
     --------------------

     No options or warrants are outstanding to acquire the Company's common stock.

4.   Income Taxes
     ------------

     The Company has had no taxable income under Federal or State tax laws.












                                    Page -25-