Form 10QSB
period 2001-12-31
YUMMIES INC
filed 2002-02-13
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2001
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------

Commission File number       000-32361
                       ------------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                                 87-0615629
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
--------------------------------------------------             ---------------
(Address of principal executive offices)                          (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

               Class                   Outstanding as of January 31, 2001
             ---------                 ----------------------------------
        Common  Stock, $0.001                      2,505,000



                                                INDEX

                                                                                     Page
                                                                                     Number
PART I.

          ITEM 1.    Financial Statements (unaudited)...................................3

                     Balance Sheets.....................................................4
                        December 31, 2001 and September 30, 2001

                     Statements of Operations
                        For the three months ended December 31, 2001 and 2000 ..........5 and the period June 10, 1998 to December 31, 2001

                     Statements of Cash Flows
                        For the three months ended December 31, 2001 and 2000 ..........6 and the period June 10, 1998  to December 31, 2001

                     Notes to Financial Statements......................................7

          ITEM 2.    Plan of Operations.................................................8

PART II.             Signatures.........................................................8


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2001 and September 30, 2001, and the related statements of operations for the three months ended December 31, 2001 and 2000 and the period June 16, 1977 to December 31, 2001, the statement of cash flows for the three months ended December 31, 2001 and 2000, and the period June 16, 1977 to December 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2001, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2001


                                                 December 31,    September 30,
                                                     2001             2001
                                                   --------        --------
       Assets
       ------

Current Assets:
    Cash                                           $ 12,029        $ 12,029
                                                   --------        --------

         Total current assets                        12,029          12,029
                                                   --------        --------

         Total Assets                              $ 12,029        $ 12,029
                                                   ========        ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:                               $  2,321        $   --
                                                   --------        --------

         Total current liabilities                    2,321            --
                                                   --------        --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 and 6,105,000 issued
        and outstanding                               2,505           2,505
    Additional paid-in capital                        9,524           9,524
    Deficit accumulated during the
        development stage                            (2,321)           --
                                                   --------        --------

         Total Stockholders' Equity                  12,029          12,029
                                                   --------        --------

         Total Liabilities and
         Stockholders' Equity                      $ 12,029        $ 12,029
                                                   ========        ========



                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                               For the Period
                              For the           For the        June 10, 1998
                            Three Months      Three Months      (Inception)
                               Ended             Ended            Through
                            December 31,      December 31,      December 31,
                                2001              2000              2001
                            ------------      ------------     ------------



Revenues                    $       --        $       --       $       --

Expenses, general
    and administrative             2,321              --              2,321
                            ------------      ------------     ------------

    Operating income              (2,321)             --             (2,321)

Other income
  (expense)                         --                --               --
                            ------------      ------------     ------------

    Net income              $     (2,321)     $       --       $     (2,321)
                            ============      ============     ============

Net income per share        $       --        $       --       $       --
                            ============      ============     ============






                     The accompanying notes are an integral
                        part of the financial statements.



                                      YUMMIES, INC.
                              (A Development Stage Company)

                                STATEMENTS OF CASH FLOWS

                                                                            For the Period
                                            For the           For the        June 10, 1998
                                          Three Months     Three Months      (Inception)
                                             Ended             Ended            Through
                                          December 31,      December 31,      December 31,
                                              2001             2000              2001
                                          ------------      ------------     ------------
Cash flows from
  operating activities:
    Net income                            $     (2,321)     $       --       $     (2,321)
                                          ------------      ------------     ------------

Net cash provided
  by operating activities:                       2,321              --              2,321
                                          ------------      ------------     ------------

Cash flows from
  investing activities:                           --                --               --
                                          ------------      ------------     ------------

Cash flows from financing activities:
 Issuance of common stock                         --                --             12,029
                                          ------------      ------------     ------------

Net increase in cash                              --                --             12,029

Cash, beginning of period                       12,029            12,029             --
                                          ------------      ------------     ------------

Cash, end of period                       $     12,029      $     12,029     $     12,029
                                          ============      ============     ============

Interest Paid                             $       --        $       --       $       --
                                          ============      ============     ============

Income taxes paid                         $       --        $       --       $       --
                                          ============      ============     ============


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


                                                     YUMMIES, Inc.
                                                     [Registrant]


                                                     S/ Dianne Hatton-Ward
                                                     ---------------------------
                                                     Dianne Hatton-Ward
                                                     President, Sec, Treasurer
February 13, 2002