Form 10QSB
period 2002-03-31
YUMMIES INC
filed 2002-05-07
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                               ------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File number       000-32361
                       ----------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                             87-0615629
------------------------------                               --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------           ----------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                     ---------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                   Outstanding as of March 31, 2002
                ---------                 --------------------------------
           Common  Stock, $0.001                      2,505,000




                                               INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.

    ITEM 1.   Financial Statements (unaudited).....................................3

              Balance Sheets.......................................................4
                 March 31, 2002 and September 30, 2001

              Statements of Operations
                 For the three and six months ended March 31, 2002 and 2001 .......5 and the period June 10, 1998 to March 31, 2002

              Statements of Cash Flows
                  For the three and six months ended March 31, 2002 and 2001 ......6 and the period June 10, 1998  to March 31, 2002

              Notes to Financial Statements........................................7

    ITEM 2.   Plan of Operations...................................................9

PART II.      Signatures...........................................................9





                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of YUMMIES, Inc. ( development stage company) at March 31, 2002 and September 30, 2001, and the related statements of operations for the three and six months ended March 31, 2002 and 2001 and the period June 16, 1977 to March 31, 2002, the statement of cash flows for the three and six months ended March 31, 2002 and 2001, and the period June 16, 1977 to March 31, 2002, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                      MARCH 31, 2002 AND SEPTEMBER 30, 2001


                                                     March 31,     September 30,
                                                       2002            2001
                                                     --------       --------
Assets
------

Current Assets:
    Cash                                             $ 10,908       $ 12,029
                                                     --------       --------



         Total current assets                          10,908         12,029
                                                     --------       --------


         Total Assets                                $ 10,908       $ 12,029
                                                     ========       ========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                   $  1,396       $   --
                                                     --------       --------


         Total current liabilities                      1,396           --
                                                     --------       --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                2,505          2,505

    Additional paid-in capital                          9,524          9,524

    Deficit accumulated during the
        development stage                              (2,517)          --
                                                     --------       --------

         Total Stockholders' Equity                     9,512         12,029
                                                     --------       --------


         Total Liabilities and
         Stockholders' Equity                        $ 10,908       $ 12,029
                                                     ========       ========

                     The accompanying notes are an integral
                        part of the financial statements.


                                        YUMMIES, INC.
                                (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS



                                                                                  For the
                                                                                  Period
                           For the        For the      For the      For the    June 10, 1998
                         Three Months   Three Months  Six Months   Six Months   (Inception)
                             Ended         Ended        Ended        Ended        Through
                           March 31,     March 31,    March 31,     March 31,    March 31,
                             2002           2001        2002          2001          2002
                            -------       -------      -------       -------      -------
Revenues                    $  --         $  --        $  --         $  --        $  --

Expenses, general
    and administrative          196          --          2,517          --          2,517
                            -------       -------      -------       -------      -------

    Operating loss             (196)         --         (2,517)         --         (2,517)

Other income
  (expense)                    --            --           --            --           --
                            -------       -------      -------       -------      -------

    Net loss                $  (196)      $  --        $(2,517)      $  --        $(2,517)
                            =======       =======      =======       =======      =======

Net loss per share          $  --         $  --        $  --         $  --        $  --
                            =======       =======      =======       =======      =======



                           The accompanying notes are an integral
                              part of the financial statements.

                                             5



                                        YUMMIES, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                                                                For the
                                                                                 Period
                           For the       For the       For the     For the   June 10, 1998
                         Three Months  Three Months  Six Months   Six Months  (Inception)
                           Ended         Ended         Ended        Ended       Through
                          March 31,     March 31,     March 31,    March 31,    March 31,
                             2002          2001          2002        2001         2002
                         ------------  ------------  -----------  ----------  ------------
Cash flows from
  operating activities:

    Net loss               $  (196)       $    --      $(2,517)     $    --      $(2,517)

Adjustment to reconcile net
  loss to cash provided by
  operating activities:
    Increase (decrease) in
      accounts payable        (925)            --        1,396           --        1,396
                           -------        -------      -------      -------      -------

Net cash used
  by operating activities:  (1,121)            --       (1,121)          --       (1,121)
                           -------        -------      -------      -------      -------
Cash flows from
  investing activities:         --             --           --           --           --
                           -------        -------      -------      -------      -------
Cash flows from financing
  activities:
    Issuance of common
      stock                     --            --            --           --       12,029
                           -------       -------       -------      -------      -------
Net increase (decrease)
  in cash                   (1,121)           --        (1,121)          --       10,908

Cash, beginning of period   12,029        12,029        12,029       12,029           --
                           -------       -------       -------      -------      -------

Cash, end of period        $10,908       $12,029       $10,908      $12,029      $10,908
                           =======       =======       =======      =======      =======

Interest Paid              $    --       $    --       $    --      $    --      $    --
                           =======       =======       =======      =======      =======

Income taxes paid          $    --       $    --       $    --      $    --      $    --
                           =======       =======       =======      =======      =======

                           The accompanying notes are an integral
                              part of the financial statements.


                                             6


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


                                                    YUMMIES, Inc.
                                                    [Registrant]


                                                    S/ Dianne Hatton-Ward
                                                    ----------------------------
                                                    Dianne Hatton-Ward
                                                    President, Sec, Treasurer
May 6, 2002