Form 10QSB
period 2002-06-30
YUMMIES INC
filed 2002-08-07
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2002
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ----------

Commission File number        000-32361
                       -----------------------

                                  YUMMIES, INC.
                                  -------------
               (Exact name of registrant as specified in charter)

             Nevada                                               87-0615629
--------------------------------                                -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                            Outstanding as of March 31, 2002
            -------                           --------------------------------
      Common  Stock, $0.001                                2,505,000




                                           INDEX

                                                                                      Page
                                                                                     Number
PART I.

      ITEM 1.     Financial Statements (unaudited)......................................3

                  Balance Sheets........................................................4
                     June 30, 2002 and September 30, 2001

                  Statements of Operations
                     For the three and nine months ended June 30, 2002 and 2001.........5 and the period June 10, 1998 to June 30, 2002

                  Statements of Cash Flows
                      For the three and nine months ended June 30, 2002 and 2001........6 and the period June 10, 1998  to June 30, 2002

                  Notes to Financial Statements.........................................7

      ITEM 2.     Plan of Operations....................................................8

PART II.  Signatures ...................................................................8





PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of YUMMIES, Inc. (development stage company) at June 30, 2002 and September 30, 2001, and the related statements of operations for the three and nine months ended June 30, 2002 and 2001 and the period June 16, 1977 to June 30, 2002, the statement of cash flows for the three and nine months ended June 30, 2002 and 2001, and the period June 16, 1977 to June 30, 2002, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.

                                  YUMMIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                      JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                                      June 30     September 30,
                                                       2002           2001
                                                     --------       --------
 Assets

Current Assets:
    Cash                                             $ 10,712       $ 12,029
                                                     --------       --------


         Total current assets                          10,712         12,029
                                                     --------       --------


         Total Assets                                $ 10,712       $ 12,029
                                                     ========       ========

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                   $  1,872       $   --
                                                     --------       --------

         Total current liabilities                      1,872           --
                                                     --------       --------

Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 and 6,105,000 issued
        and outstanding                                 2,505          2,505

    Additional paid-in capital                          9,524          9,524

    Deficit accumulated during the
        development stage                              (3,189)          --
                                                     --------       --------

         Total Stockholders' Equity                     8,840         12,029
                                                     --------       --------


         Total Liabilities and
           Stockholders' Equity                      $ 10,712       $ 12,029
                                                     ========       ========



                     The accompanying notes are an integral
                        part of the financial statements.


                                            YUMMIES, INC.
                                    (A Development Stage Company)

                                       STATEMENTS OF OPERATIONS



                                                                                          For the
                                                                                          Period
                          For the         For the        For the         For the       June 10, 1998
                        Three Months    Three Months   Nine Months      Nine Months     (Inception)
                           Ended           Ended          Ended            Ended          Through
                          June 30,        June 30,       June 30,         June 30,        June 30,
                            2002            2001           2002             2001            2002
                          -------         --------        -------         --------        -------
Revenues                  $  --           $   --          $  --           $   --          $  --

Expenses, general
and administrative            672             --            3,189             --            3,189
                          -------         --------        -------         --------        -------


Operating loss               (672)            --           (3,189)            --           (3,189)
Other income
(expense)                    --               --             --               --             --
                          -------         --------        -------         --------        -------


Net loss                  $  (672)        $   --          $(3,189)        $   --          $(3,189)
                          =======         ========        =======         ========        =======

Net loss per share        $  --           $   --          $  --           $   --          $  --
                          =======         ========        =======         ========        =======



                                The accompanying notes are an integral
                                  part of the financial statements.


                                                 -5-



                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                    For the Period
                                            For the       For the    June 10, 1998
                                          Nine Months   Nine Months  (Inception)
                                            Ended          Ended       Through
                                           June 30,       June 30,     June 30,
                                             2002           2001          2002
                                           --------       --------      --------
Cash flows from operating activities:
    Net loss                               $ (3,189)      $   --        $ (3,189)

Adjustment to reconcile
    net loss to cash
    provided by operating
    activities:
      Increase in accounts
        payable                               1,872           --           1,872
                                           --------       --------      --------

Net cash used
  by operating activities                    (1,317)          --          (1,317)
                                           --------       --------      --------

Cash flows from
  investing activities:                        --             --            --
                                           --------       --------      --------

Cash flows from financing activities:
    Issuance of common
      stock                                    --             --          12,029
                                           --------       --------      --------

Net increase (decrease)
  in cash                                    (1,317)          --          12,029

Cash, beginning of period                    12,029         12,029          --
                                           --------       --------      --------

Cash, end of period                        $ 10,712       $ 12,029      $ 10,712
                                           ========       ========      ========

Interest Paid                              $   --         $   --        $   --
                                           ========       ========      ========

Income taxes paid                          $   --         $   --        $   --
                                           ========       ========      ========


                     The accompanying notes are an integral
                        part of the financial statements.


                                       -6-

                                  YUMMIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     c.   Net Loss Per Share
          ------------------

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

                           ITEM 2. PLAN OF OPERATIONS



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





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                   YUMMIES, Inc.
                                                   [Registrant]


                                                   S/ Dianne Hatton-Ward
                                                   -----------------------------
                                                   Dianne Hatton-Ward
                                                   President, Sec, Treasurer
August 4, 2002