Form 10QSB/A
period 2002-06-30
YUMMIES INC
filed 2002-08-14
CIK 1073748

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


                                                   YUMMIES, Inc.
                                                   [Registrant]


                                                   S/ Dianne Hatton-Ward
                                                   -----------------------------
                                                   Dianne Hatton-Ward
                                                   President, Sec, Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Yummies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dianne Hatton-Ward, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




S/ Dianne Hatton-Ward
------------------------
Chief Executive Officer
August 13, 2002