Form 10KSB
period 2002-09-30
YUMMIES INC
filed 2002-12-17
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended     September 30, 2002
                             -------------------------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number           000-32361
                       ----------------------------

                                  YUMMIES, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

               Nevada                                       87-0615629
--------------------------------------------         --------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
          or organization

1981 East Murray Holiday Road, Salt Lake City, Utah           84117
---------------------------------------------------  --------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                              None
--------------------                  -----------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's

                                    Page -1-
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

At September 30, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2002, the registrant had 2,505,000 shares of common stock issued and outstanding.

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




                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


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

               Costs of Offering                          $10,000

               Acquisition of
               Ski boat & Trailer                         $25,000

               Operating Capital                          $ 5,000
                                                          =======
               Total:                                     $40,000

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

     The Company never engaged in an active trade or business throughout the period from inception to date. By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in the proxy statement, in the use of proceeds raised in the Company's offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting its shares and allow the matters above to be decided by a majority of the holders of the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares

                                    Page -4-
held by  non-affiliates  and the forward split became  effective  that date. The
Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

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

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the

                                    Page -5-
nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

Need for any Governmental Approval of Principal Products or Services.

     Because the Company currently produces no products or services, it is not presently subject to any

                                    Page -7-
governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

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

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent

                                    Page -9-
disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

     In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Dianne Hatton-Ward, its president, to cover in order to fund certain expenses of the Company. This transaction is deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.


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


Liquidity and Capital Resources
-------------------------------

     As of September 30, 2002, the Company had minimal assets $10.590 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, should management be incorrect in its belief no commitment has been made by any party to further fund the Company's operations

Results of Operations
---------------------

    The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2002.

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


                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

    The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                 Position
    Name                 Age           Title                     Held Since

    Dianne Hatton-Ward   45      President, Secretary,
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

     No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any

                                    Page -11-
such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

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


                                    Page -12-

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

    The following table sets forth as of September 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

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

              NONE


--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2002, 2001, and 2000.

Bonuses and Deferred Compensation

    None.

Compensation Pursuant to Plans

    None.

Pension Table

    None.

Other Compensation

    None


                                    Page -13-

Compensation of Directors

    None.

Termination of Employment and Change of Control Arrangement

    There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.



--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


    The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

    Name and Address                   Amount and Nature of          Percent
    Beneficial Owner                   Beneficial Ownership          of Class
    ----------------                   --------------------          --------

    Dianne Hatton-Ward (Pres/Dir)             2,000,000*               79.8%
    1129 East 5690 South                      Direc
    Salt Lake City, utah 84121


    All officers and
    directors as a group                      2,000,000                79.8%

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


                                    Page -14-

     In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Dianne Hatton-Ward, its president, to cover in order to fund certain expenses of the Company. This transaction is deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.

Indebtedness of Management

    There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

    There have no material transactions between the Company and its promoters or founders.


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------



 (a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Burnham & Schumm P.C., Certified Public Accountants                18

Balance Sheets as of September 30, 2002 and 2001                             19

Statements of Operations for years ended September 30, 2002 and 2001 and
      the period June 10, 1998 to September 30, 2002                         20

Statements of Changes in Stockholders' Equity for the period June 10,
    1998  to September 30, 2002                                              21

Statements of Cash Flows for the years ended September 30, 2002 and 2002
    and the period June 10, 1998 to September 30, 2002                       22

Notes to Financial Statements                                                23


 (a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

           None.

 (a)(3) Exhibits. The following exhibits are included as part of this report by reference:


     99.1 Certification, dated December 16, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto.


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

                                                  YUMMIES, INC.
                                                  (Registrant)

     Dated: 16th day of December, 2002.           By:S/ Dianne Hatton-Ward
                                                     ---------------------------
                                                  Dianne Hatton-Ward
                                                  President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of December 2002.


     S/ Dianne Hatton-Ward
     --------------------------------------
     Dianne Hatton-Ward
     Sole Director, President and Treasurer







                                    Page -16-

                                  CERTIFICATION

     I, as Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I(we) have:
              (a) designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              (b) evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
              (c) presented in this quarterly  report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers, if any, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: December 16, 2002                    S/ Dianne Hatton-Ward
                                               ---------------------------------
                                               Dianne Hatton-Ward, CEO & CFO






                                    Page -17-

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended September 30, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.



/S/ BURNHAM SCHUMM PC

Salt Lake City, Utah
November 12, 2002

                                  YUMMIES, INC.
                          (A Development Stage Company)


                                 BALANCE SHEETS

                           SEPTEMBER 30, 2002 AND 2001



Assets
------
                                                            2002          2001
                                                          --------      --------
Current Assets:
    Cash                                                  $ 10,590      $ 12,029
                                                          --------      --------
         Total current assets                             $ 10,590      $ 12,029
                                                          --------      --------
         Total Assets                                     $ 10,590      $ 12,029
                                                          ========      ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable                                        $  2,263      $   --
                                                          --------      --------

         Total current liabilities                           2,263          --
                                                          --------      --------

Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                     2,505         2,505
    Additional paid-in capital                               9,524         9,524
    Deficit accumulated during the
        development stage                                   (3,702)         --
                                                          --------      --------
         Total Stockholders' Equity                          8,327        12,029
                                                          --------      --------
         Total Liabilities and Stockholders'
             Equity                                       $ 10,590      $ 12,029
                                                          ========      ========





                     The accompanying notes are an integral
                        part of the financial statements.


                                                     YUMMIES, INC.
                                             (A Development Stage Company)

                                                STATEMENTS OF OPERATIONS
                                     YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000



                                                                                                            For the
                                                                                                            Period
                                                                                                         June 10, 1998
                                                                                                          (Inception)
                                      Year Ended             Year Ended            Year Ended              Through
                                     September 30,          September 30,         September 30,          September 30,
                                         2002                   2001                  2000                   2002
                                     ------------           -------------         -------------         -------------
Revenues                             $       --             $       --            $       --            $       --

Expenses, general
         and administrative                 3,702                   --                    --                   3,702
                                     ------------           -------------         -------------         -------------

         Operating loss                    (3,702)                  --                    --                  (3,702)

Other income
  (expense)                                  --                     --                    --                    --
                                     ------------           -------------         -------------         -------------
         Net loss                    $     (3,702)          $       --            $       --            $     (3,702)
                                     ============           =============         =============         =============

Net income per share                 $       --             $       --            $       --            $       --
                                     ============           =============         =============         =============

                        The accompanying notes are an integral part of the financial statements.

                                                           20

                                        YUMMIES, INC.
                                (A Development Stage Company)
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                                  THROUGH SEPTEMBER 30, 2002

                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional     During the
                                          Common Stock               Paid-in      Development
                                      Shares        Amount           Capital         Stage
                                   -------------  -----------     ------------     ----------
Common stock issue for
    cash at $.001/share on
    August 13, 1998                 1,000,000          $1,000      $     --         $    --

Net income accumulated
    for the period
    June 10, 1998 (inception)
    through September 30, 1998             --              --            --              --
                                   -------------  -----------     ------------     ----------

Balance, September 30, 1998         1,000,000           1,000            --              --

Common stock issued for
    cash in February 1999 net
    of offering costs of $6,471        17,500              18        11,011              --

Net income for the year ended
    September 30, 1999                     --              --            --              --
                                   -------------  -----------     ------------     ----------

Balance, September 30, 1999         1,017,500          $1,018      $ 11,011         $    --
                                   =============   ==========     ============     ==========

                            The accompanying notes are an integral
                              part of the financial statements.


                                       YUMMIES, INC.
                               (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                         FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                                THROUGH SEPTEMBER 30, 2002
                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                          Common Stock            Paid-in     Development
                                      Shares        Amount        Capital        Stage
                                    ---------     ----------    ----------    -----------
Balance, September 30, 1999         1,017,500     $    1,018    $   11,011    $     --
6 for 1 forward stock split,
  retroactively applied             5,087,500          5,087        (5,087)         --
Net income for the year ended
    September 30, 2000                   --             --            --            --
                                    ---------     ----------    ----------    -----------
Balance, September 30, 2000         6,105,000          6,105         5,924          --

Common stock returned by
    officer                        (3,600,000)        (3,600)        3,600          --

Net income for the year ended
    September 30, 2001                   --             --            --            --
                                    ---------     ----------    ----------    -----------
Balance, September 30, 2001         2,505,000     $    2,505    $    9,524    $     --

Net loss for the year ended
  September 30, 2002                     --             --            --          (3,702)
                                    ---------     ----------    ----------    -----------
Balance, September 30, 2002         2,505,000     $    2,505    $    9,524    $   (3,702)
                                    =========     ==========    ==========    ==========



                          The accompanying notes are an integral
                             part of the financial statements.

                                            22

                                               YUMMIES, INC.
                                       (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS
                               YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                                                                                           For the Period
                                                                                           June 10, 1998
                                                                                            (Inception)
                                            Year Ended      Year Ended      Year Ended         Through
                                           September 30,   September 30,   September 30,    September 30,
                                               2002            2001            2000             2002
                                           ----------       ----------      ----------      -----------
Cash flows from operating activities:
      Net loss                             $   (3,702)      $     --        $     --        $   (3,702)
Adjustments to reconcile
  net loss to cash
  provided by operating
  activities:
    Increase in accounts
      payable                                   2,263             --              --             2,263
                                           ----------       ----------      ----------      -----------
Net cash used by
    operating activities:                      (1,439)            --              --            (1,439)
                                           ----------       ----------      ----------      -----------
Cash flows from
    investing activities:                        --               --              --              --
                                           ----------       ----------      ----------      -----------
Cash flows from
    financing activities:
    Issuance of
      common stock                               --               --              --            12,029
                                           ----------       ----------      ----------      -----------
Net increase in cash                           (1,439)            --              --            10,590

Cash, beginning of period                      12,029           12,029          12,029            --
                                           ----------       ----------      ----------      -----------

Cash, end of period                        $   10,590       $   12,029      $   12,029      $   10,590
                                           ==========       ==========      ==========      ==========
Interest paid                              $     --         $     --        $     --        $     --
                                           ==========       ==========      ==========      ==========
Income taxes paid                          $     --         $     --        $     --        $     --
                                           ==========       ==========      ==========      ==========


                                   Theaccompanying notes are an integral
                                     part of the financial statements.



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

     c.   Net Income (Loss) Per Share
          ---------------------------

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

-----------------------------------------


     On December 15, 2000, an officer and stockholder of the Company returned 3,600,000 shares of common stock to authorized but unissued shares.

     On February 5, 2001 the Company authorized a 6 for 1 forward split of its common shares. The forward split has been retroactively applied in the accompanying financial statements.

3.   Warrants and Options
     --------------------

     No options or warrants are outstanding to acquire the Company's common stock.

4.   Income Taxes
     ------------

     The Company has had no taxable income under Federal or State tax laws.