Form 10QSB
period 2002-12-31
YUMMIES INC
filed 2003-02-07
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2002
                               --------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission File number       000-32361
                       ----------------------

                                  YUMMIES, INC.
                                  -------------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0615629
----------------------------------                           ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah               84117
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                      Outstanding as of January 31, 2003
            ---------                    ----------------------------------
       Common  Stock, $0.001                            2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

     ITEM 1. Financial Statements (unaudited)................................3

             Balance Sheets..................................................4
                December 31, 2002 and September 30, 2002

             Statements of Operations
                For the three months ended December 31, 2002 and 2001........5 and the period June 10, 1998 to December 31, 2002

             Statements of Cash Flows
                For the three months ended December 31, 2002 and 2001........6 and the period June 10, 1998  to December 31, 2002
             Notes to Financial Statements...................................7

     ITEM 2. Plan of Operations..............................................9

PART II.     Exhibits .......................................................9

             Signatures......................................................9

PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2002 and September 30, 2002, and the related statements of operations for the three months ended December 31, 2002 and 2001 and the period June 10, 1998 to December 31, 2002, the statement of cash flows for the three months ended December 31, 2002 and 2001, and the period June 10, 1998 to December 31, 2002, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2002, are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    DECEMBER 31, 2002 AND SEPTEMBER 30, 2002



                                                    December 31,  September 30,
                                                       2002           2002
                                                     --------       --------

Assets

Current Assets:
    Cash                                             $ 10,590       $ 10,590
                                                     --------       --------


         Total current assets                          10,590         10,590
                                                     --------       --------


         Total Assets                                $ 10,590       $ 10,590
                                                     ========       ========



Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                   $  1,385       $  2,263
                                                     --------       --------
         Total current liabilities                      1,385          2,263
                                                     --------       --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                2,505          2,505

    Additional paid-in capital                         11,787          9,524

    Deficit accumulated during the
        development stage                              (5,087)        (3,702)
                                                     --------       --------

         Total Stockholders' Equity                     9,205          8,327
                                                     --------       --------


         Total Liabilities and
       Stockholders' Equity                          $ 10,590       $ 10,590
                                                     ========       ========

                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS





                                                                 For the Period
                                   For the          For the      June 10, 1998
                                 Three Months     Three Months    (Inception)
                                     Ended           Ended           Through
                                  December 31,    December 31,    December 31,
                                      2002            2001            2002
                                  ------------    ------------    ------------


Revenues                          $       --      $       --      $       --

Expenses, general and
  administrative                         1,385           2,321           5,087
                                  ------------    ------------    ------------

Operating loss                          (1,385)         (2,321)         (5,087)

Other income
  (expense)                               --              --              --
                                  ------------    ------------    ------------

    Net loss                      $     (1,385)   $     (2,321)   $     (5,087)
                                  ============    ============    ============

Net loss per share                $       --      $       --      $       --
                                  ============    ============    ============






                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                             For the Period
                                 For the         For the      June 10, 1998
                               Three Months    Three Months   (Inception)
                                  Ended           Ended           Through
                               December 31,    December 31,    December 31,
                                   2002            2001            2002
                               ------------    ------------    ------------

Cash flows from
  operating activities:
    Net loss                   $     (1,385)   $     (2,321)   $     (5,087)

Adjustment to reconcile
  net loss to cash
  provided by operating
  activities:
    Expenses paid directly
      by shareholder                  2,263            --             2,263
      Increase (decrease) in
      accounts payable                 (878)          2,321           1,385
                               ------------    ------------    ------------

Net cash used
  by operating activities              --              --            (1,439)
                               ------------    ------------    ------------

Cash flows from
  investing activities:                --              --              --
                               ------------    ------------    ------------

Cash flows from
  financing activities:
    Issuance of common
      stock                            --              --            12,029
                               ------------    ------------    ------------

Net increase in cash                   --              --            10,590

Cash, beginning of period            10,590          12,029            --
                               ------------    ------------    ------------

Cash, end of period            $     10,590    $     12,029    $     10,590
                               ============    ============    ============

Interest paid                  $       --      $       --      $       --
                               ============    ============    ============

Income taxes paid              $       --      $       --      $       --
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

                                  YUMMIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Business and Significant Accounting Policies
     -------------------------------------------------------

     a.   Summary of Business
          -------------------

          The Company was incorporated under the laws of the State of Nevada on June 10, 1998. The Company is seeking business opportunities. The
          Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

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

PART 2 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated February 7, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                 YUMMIES, Inc.
                                                 [Registrant]


                                                  S/ Dianne Hatton-Ward
                                                  -------------------------
                                                  Dianne Hatton-Ward
                                                  President, Sec, Treasurer
February 7, 2003

                                  CERTIFICATION

I, as Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

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

Date: February 7, 2003                              S/ Dianne Hatton-Ward
                                                    ----------------------------
                                                    Dianne Hatton-Ward

EXHIBIT 99.1 CERTIFICATION

     Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Dianne Hatton-Ward, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies that, to the best of his or her knowledge:

     1. The Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002, and to which this Certification is attached as Exhibit 99.1 (the "PERIODIC REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: February 7, 2003


S/ Dianne Hatton-Ward
---------------------
Dianne Hatton-Ward
CEO & CFO

THIS  CERTIFICATION   ACCOMPANIES  THIS  REPORT  PURSUANT  TO  SS.  906  OF  THE
SARBANES-OXLEY ACT OF 2002 AND SHALL NOT BE DEEMED "FILED" BY THE COMPANY FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.