Form 10QSB
period 2003-03-31
YUMMIES INC
filed 2003-05-02
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ----------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------

                        Commission File number 000-32361
                                               ---------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0615629
-------------------------------                                -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
--------------------------------------------------            -------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                        _________________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                    Outstanding as of March 31, 2003
                ---------                  --------------------------------
           Common  Stock, $0.001                       2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

   ITEM 1. Financial Statements (unaudited).................................3

           Balance Sheets...................................................4
              March 31, 2003 and September 30, 2002

           Statements of Operations
              For the three and six months ended March 31, 2003 and 2002....5 and the period June 10, 1998 to March 31, 2003

           Statements of Cash Flows
              For the three and six months ended March 31, 2003 and 2002....6 and the period June 10, 1998  to March 31, 2003

           Notes to Financial Statements....................................7

   ITEM 2. Plan of Operations...............................................9

PART II.   Signatures.......................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2003 and September 30, 2002, and the related statements of operations for the three and six months ended March 31, 2003 and 2002 and the period June 16, 1977 to March 31, 2003, the statement of cash flows for the three and six months ended March 31, 2003 and 2002, and the period June 16, 1977 to March 31, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2003 AND SEPTEMBER 30, 2002



                                                         March 31,     Sept. 30,
                                                          2003           2002
                                                        --------       --------
Assets

Current Assets:
    Cash                                                $ 10,590       $ 10,590
                                                        --------       --------


         Total current assets                             10,590         10,590
                                                        --------       --------


         Total Assets                                   $ 10,590       $ 10,590
                                                        ========       ========


Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                    $  1,870       $  2,263
                                                        --------       --------


         Total current liabilities                         1,870          2,263
                                                        --------       --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                   2,505          2,505

    Additional paid-in capital                            11,787          9,524

    Deficit accumulated during the
        development stage                                 (5,572)        (3,702)
                                                        --------       --------

         Total Stockholders' Equity                        8,720          8,327
                                                        --------       --------


         Total Liabilities and
         Stockholders' Equity                           $ 10,590       $ 10,590
                                                        ========       ========


                     The accompanying notes are an integral
                        part of the financial statements.


                                          YUMMIES, INC.
                                  (A Development Stage Company)

                                     STATEMENTS OF OPERATIONS

                                                                                  For the Period
                            For the       For the      For the       For the       June 10, 1998
                         Three Months  Three Months  Six Months     Six Months      (Inception)
                             Ended        Ended         Ended         Ended           Through
                           March 31,     March 31,     March 31,     March 31,        March 31,
                             2003          2002          2003          2002             2003
                            -------       -------       -------       -------       ------------
Revenues                    $  --         $  --         $  --         $  --         $       --

Expenses, general
    and administrative          485           196         1,870         2,517              5,572
                            -------       -------       -------       -------       ------------

    Operating loss             (485)         (196)       (1,870)       (2,517)            (5,572)

Other income
  (expense)                    --            --            --            --                 --
                            -------       -------       -------       -------       ------------

    Net loss                $  (485)      $  (196)      $(1,870)      $(2,517)      $     (5,572)
                            =======       =======       =======       =======       ============

Net loss per share          $  --         $  --         $  --         $  --         $       --
                            =======       =======       =======       =======       ============





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



                                                5




                                                         YUMMIES, INC.
                                                 (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS

                                                                                For the
                                                                                 Period
                                                For the          For the         For the          For the        June 10, 1998
                                              Three Months    Three Months      Six Months       Six Months       (Inception)
                                                 Ended            Ended           Ended            Ended            Through
                                               March 31,        March 31,        March 31,        March 31,         March 31,
                                                  2003             2002            2003             2002              2003
                                               ----------       ----------       ----------       ----------       ----------
Cash flows from operating activities:
    Net loss                                   $     (485)      $     (196)      $   (1,870)      $   (2,517)      $   (5,572)

Adjustment to reconcile net loss to
   cash provided by operating activities:
      Increase (decrease) in
        accounts payable                              485             (925)            (393)           1,396            1,870
      Expenses paid directly
        by shareholder                               --               --              2,263             --              2,263
                                               ----------       ----------       ----------       ----------       ----------
Net cash used by
  operating activities:                              --             (1,121)            --             (1,121)          (1,439)
                                               ----------       ----------       ----------       ----------       ----------
Cash flows from
  investing activities:                              --               --               --               --               --
                                               ----------       ----------       ----------       ----------       ----------
Cash flows from financing activities:
    Issuance of common
      stock                                          --               --               --               --             12,029
                                               ----------       ----------       ----------       ----------       ----------
Net increase (decrease)
    in cash                                          --             (1,121)            --               --             10,590
Cash, beginning of period                          10,590           12,029           10,590           12,029             --
                                               ----------       ----------       ----------       ----------       ----------
Cash, end of period                            $   10,590       $   10,908       $   10,590       $   10,908       $   10,590
                                               ==========       ==========       ==========       ==========       ==========
Interest Paid                                  $     --         $     --         $     --         $     --         $     --
                                               ==========       ==========       ==========       ==========       ==========

Income taxes paid                              $     --         $     --         $     --         $     --         $     --
                                               ==========       ==========       ==========       ==========       ==========

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

     a.   Summary of Business

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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated May 2, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                             YUMMIES, Inc.
                                             [Registrant]


                                              S/ Dianne Hatton-Ward
                                              ---------------------
                                              Dianne Hatton-Ward
                                              President, Sec, Treasurer
May 2, 2003

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

Date: May 2, 2003                                S/ Dianne Hatton-Ward
                                                --------------------------------
                                                Dianne Hatton-Ward, CEO & CFO