Form 10QSB
period 2003-06-30
YUMMIES INC
filed 2003-08-08
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2003
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File number        000-32361
                       ------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0615629
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah               84117
-----------------------------------------------------         -------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

              Class                      Outstanding as of June 30, 2003
            ---------                    -------------------------------
       Common  Stock, $0.001                    2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

  ITEM 1.   Financial Statements (unaudited)..................................3

            Balance Sheets....................................................4
               June 30, 2003 and September 30, 2002

            Statements of Operations
               For the six and nine months ended June 30, 2003 and 2002.......5 and the period June 10, 1998 to March 31, 2003

            Statements of Cash Flows
               For the six and nine months ended June 30, 2003 and 2002.......6 and the period June 10, 1998  to June 30, 2003

            Notes to Financial Statements.....................................7

  ITEM 2.   Plan of Operations................................................9

PART II.    Signatures ...................................................... 9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2003 and September 30, 2002, and the related statements of operations for the six and nine months ended June 30, 2003 and 2002 and the period June 16, 1977 to June 30, 2003, the statement of cash flows for the six and nine months ended June 30, 2003 and 2002, and the period June 16, 1977 to June 30, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2003 AND SEPTEMBER 30, 2002

                                                       June 30,   September 30,
                                                         2003         2002
                                                       --------     --------

Assets

Current Assets:
    Cash                                               $ 10,087     $ 10,590
                                                       --------     --------


         Total Current Assets                            10,087       10,590
                                                       --------     --------


         Total Assets                                  $ 10,087     $ 10,590
                                                       ========     ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                     $  1,625     $  2,263
                                                       --------     --------

         Total Current Liabilities                        1,625        2,263
                                                       --------     --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                  2,505        2,505

    Additional paid-in capital                           11,787        9,524

    Deficit accumulated during the
        development stage                                (5,830)      (3,702)
                                                       --------     --------

         Total Stockholders' Equity                       8,462        8,327
                                                       --------     --------


         Total Liabilities and
           Stockholders' Equity                        $ 10,087     $ 10,590
                                                       ========     ========

                     The accompanying notes are an integral
                        part of the financial statements.



                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                            For the
                                                                            Period
                       For the      For the      For the       For the   June 10, 1998
                    Three Months  Three Months  Nine Months  Nine Months  (Inception)
                        Ended        Ended        Ended         Ended      Through
                       June 30,     June 30,     June 30,      June 30,    June 30,
                        2003         2002          2003         2002         2003
                       -------      -------      -------      -------      -------
Revenues               $  --        $  --        $  --        $  --        $  --

Expenses, general
and administrative         258          672        2,128        3,189        5,830
                       -------      -------      -------      -------      -------

Operating loss            (258)        (672)      (2,128)      (3,189)      (5,830)

Other income
(expense)                 --           --           --           --           --
                       -------      -------      -------      -------      -------


Net loss               $  (258)     $  (672)     $(2,128)     $(3,189)     $(5,830)
                       =======      =======      =======      =======      =======

Net loss per share     $  --        $  --        $  --        $  --        $  --
                       =======      =======      =======      =======      =======

                     The accompanying notes are an integral
                        part of the financial statements.



                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                    For the Period
                                         For the        For the      June 10, 1998
                                        Nine Months    Nine Months    (Inception)
                                          Ended          Ended         Through
                                         June 30,       June 30,       June 30,
                                          2003            2002           2003
                                         --------       --------       --------
Cash flows from
  operating activities:
    Net loss                             $ (2,128)      $ (3,189)      $ (5,830)

Adjustment to reconcile
  net loss to cash provided by
  operating activities:
    Expenses paid directly
      by shareholder                        2,263           --            2,263
    Increase (decrease) in
      accounts payable                       (638)         1,872          1,625
                                         --------       --------       --------

Net cash used
  by operating activities                    (503)        (1,317)        (1,942)
                                         --------       --------       --------

Cash flows from
  investing activities:                      --             --             --
                                         --------       --------       --------

Cash flows from financing
  activities:
    Issuance of common
      stock                                  --             --           12,029
                                         --------       --------       --------

Net increase (decrease)
  in cash                                    (503)        (1,317)        10,087

Cash, beginning of period                  10,590         12,029           --
                                         --------       --------       --------

Cash, end of period                      $ 10,087       $ 10,712       $ 10,087
                                         ========       ========       ========

Interest paid                            $   --         $   --         $   --
                                         ========       ========       ========

Income taxes paid                        $   --         $   --         $   --
                                         ========       ========       ========

                     The accompanying notes are an integral
                        part of the financial statements.


                                  YUMMIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002


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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated August 8, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto


--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                YUMMIES, Inc.
                                                [Registrant]


                                                S/ Dianne Hatton-Ward
                                                ---------------------
                                                Dianne Hatton-Ward
                                                President, Sec, Treasurer
August 8, 2003

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

Date: August 8, 2003                           S/ Dianne Hatton-Ward
                                              ----------------------------------
                                              Dianne Hatton-Ward, CEO & CFO