Form 10KSB
period 2003-09-30
YUMMIES INC
filed 2003-12-29
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     September 30, 2003
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number    000-32361
                       ---------------

                                  YUMMIES, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

            Nevada                                            87-0615629
------------------------------                         -----------------------
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation or organization

1981 East Murray Holiday Road, Salt Lake City, Utah            84117
---------------------------------------------------    -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                              None
--------------------                  ------------------------------------------

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

At September 30, 2003, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2003, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
                                                                            Page

ITEM 1.     DESCRIPTION OF BUSINESS                                           4

ITEM 2.     DESCRIPTION OF PROPERTIES                                         8

ITEM 3.     LEGAL PROCEEDINGS                                                 8

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 9

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          9

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10

ITEM 7.     FINANCIAL STATEMENTS                                              11

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          11

ITEM 8a.    CONTROLS AND PROCEDURES                                           11

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                12

ITEM 10.    EXECUTIVE COMPENSATION                                            14

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                    14

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    15

PART IV

ITEM 13.     EXHIBITS                                                         15

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            16


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

Costs of Offering                           $ 10,000

Acquisition of
Ski boat & Trailer                          $ 25,000

Operating Capital                           $  5,000
                                            =========
Total:                                      $ 40,000

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

    Number of Employees.

         None.

-------------------------------------------------------------------------------

                        ITEM 2. DESCRIPTION OF PROPERTIES

-------------------------------------------------------------------------------


    The Company's does not  own any property


-------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

-------------------------------------------------------------------------------


    None.

                                    Page -8-

-------------------------------------------------------------------------------

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

-------------------------------------------------------------------------------


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

    Holders

         The number of record holders of the Company's common stock as of the date of this report is approximately 20. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

    Dividends

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


    Liquidity and Capital Resources

    As of September 30, 2003, the Company had minimal assets $10,289 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, should management be incorrect in its belief no commitment has been made by any party to further fund the Company's operations



                                    Page -10-

    Results of Operations

    The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2003.


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

--------------------------------------------------------------------------------

                        ITEM 8A. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


         Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.






                                    Page -11-

                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                    Position
Name                       Age               Title                  Held Since
----                       ---               -----                  ----------

Dianne Hatton-Ward         46         President, Secretary,
                                      Treasurer and Director         6/6/2000

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time. The Company does not have separate audit or compensation committees, as a result thereof the Company's entire board of directors acts as the compensation and audit committee.


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


                                    Page -12-

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

The following table sets forth as of September 30, 2003, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name Position Reports Filed

NONE

                                    Page -13-

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2003, 2002, and 2001.

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



--------------------------------------------------------------------------------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address Amount and Nature of Percent Beneficial Owner Beneficial Ownership of Class


                                    Page -14-

Dianne Hatton-Ward (Pres/Dir)       2,000,000*                   79.8%
1129 East 5690 South                Direc
Salt Lake City, utah 84121


All officers and
directors as a group                2,000,000                     79.8%


* After 6 to one forward split on February 5, 2001.


-------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-------------------------------------------------------------------------------


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

In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Dianne Hatton-
Ward, its president, to cover in order to fund certain expenses of the Company. This transaction is deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.

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


--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------



(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document Page

Report of Burnham & Schumm P.C., Certified Public Accountants 19

                                    Page -15-

Balance Sheets as of September 30, 2003 and 2002                              20

Statements of Operations for years ended September 30, 2003, 2002 and 2001
and the period June 10, 1998 to September 30, 2003                            21

Statements of Changes in Stockholders' Equity for the period June 10, 1998
    to September 30, 2003                                                     22

Statements of Cash Flows for the years ended September 30, 2003, 2002 and
2001 and the period June 10, 1998 to September 30, 2003                       24

Notes to Financial Statements                                                 25

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification.

Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.* (b)

Reports on Form 8-K.

         There were no reports filed on Form 8-K during the period covered by this report.


* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.


--------------------------------------------------------------------------------

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------


Not Applicable at this time















                                    Page -16-

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

                                              YUMMIES, INC. (Registrant)

 Dated: 23th day of December, 2003.           By:     S/ Dianne Hatton-Ward
                                                 -----------------------------
                                                 Dianne Hatton-Ward
                                                 President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23th day of December 2003.


                                          S/Dianne Hatton-Ward
                                          --------------------------------------
                                          Dianne Hatton-Ward
                                          Sole Director, President and Treasurer


















                                    Page -17-

                                  YUMMIES, INC.

                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT)

                           SEPTEMBER 30, 2003 AND 2002




                                    Page -18-

Burnham & Schumm, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

1981 East Murrah-Holladay Road                        A Professional Corporation
Suite 245                                             Officers:
Salt Lake City Utah 84117                             Lonnie K. Burnham, C.P.A.
Fax (801) 272-0125                                    Ted Schumm, C.P.A.


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.




S/ Burnham & Schumm
Salt Lake City, Utah
December 4, 2003

                                   Page -19-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2003 AND 2002



Assets                                                     2003           2002
------                                                   --------      --------
Current Assets:
    Cash                                                 $ 10,077      $ 10,590
  Prepaid expenses                                            212          --
                                                         --------      --------

        Total current assets                             $ 10,289      $ 10,590
                                                         --------      --------

        Total Assets                                     $ 10,289      $ 10,590
                                                         ========      ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                       $  2,243      $  2,263
                                                         --------      --------

        Total current liabilities                           2,243         2,263
                                                         --------      --------


Stockholders' Equity:
  Common stock, $.001 par value
    50,000,000 shares authorized,
    2,505,000 issued and outstanding                        2,505         2,505
Additional paid-in capital                                 11,787         9,524
Deficit accumulated during the
  development stage                                        (6,246)       (3,702)
                                                         --------      --------

        Total Stockholders' Equity                          8,046         8,327
                                                         --------      --------

        Total Liabilities and Stockholders'
           Equity                                        $ 10,289      $ 10,590


The accompanying notes are an integral part of the financial statements.




                                    Page -20-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

                                                                   For the
                                                                   Period
                                                                June 10, 1998
                                                                 (Inception)
                       Year Ended    Year Ended     Year Ended     Through
                      September 30, September 30,  September 30, September 30,
                          2003          2002           2001          2003
                         -------       -------       -------    ---------------



Revenues                 $  --         $  --         $  --      $          --

Expenses, general
  and administrative       2,544         3,702          --                6,246
                         -------       -------       -------    ---------------

  Operating loss          (2,544)       (3,702)         --               (6,246)

Other income
  (expense)                 --            --            --                 --
                         -------       -------       -------    ---------------

  Net loss               $(2,544)      $(3,702)      $  --      $        (6,246)
                         =======       =======       =======    ===============

Net loss per share       $  --         $  --         $  --      $          --
                         =======       =======       =======    ===============



    The accompanying notes are an integral part of the financial statements.


                                    Page -21-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2003

                                                                      Deficit
                                                                     Accumulated
                                     Common Stock        Additional  During the
                                 ---------------------    Paid-in   Development
                                   Shares      Amount     Capital      Stage
                                 ---------   ---------   ---------    -------

Common stock issue for
  cash at $.001/share on
  August 13, 1998                1,000,000   $   1,000   $    --      $  --


Common stock issued for
  cash in February 1999 net
  of offering costs of $6,471       17,500          18      11,011       --

6 for 1 forward stock split      5,087,500       5,087      (5,087)      --

Net income (loss) accumulated
  for the period June 10, 1998
  (inception) through
  September 30, 2000                  --          --          --         --
                                 ---------   ---------   ---------    -------

Balance, September 30, 2000      6,105,000   $   6,105   $   5,924    $--
                                 =========   =========   =========    =======




The accompanying notes are an integral 01 part of the financial statements.

                                    Page -22-


                                   YUMMIES, INC.
                           (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                  FOR THE PERIOD JUNE 10, 1998 (INCEPTION)TINUED
     FOR THE PERIOD JUNE 10, 1998 (INCEPTION)TINUEDTHROUGH SEPTEMBER 30, 2003

                                                                          Deficit
                                                                        Accumulated
                                     Common Stock           Additional   During the
                                ------------------------     Paid-in     Development
                                  Shares        Amount       Capital       Stage
                                ----------    ----------    ----------   ----------
Balance, September 30, 2000      6,105,000    $    6,105    $    5,924   $     --
Common stock returned by
  officer                       (3,600,000)       (3,600)        3,600         --
Net income for the year ended
  September 30, 2001                  --            --            --           --
                                ----------    ----------    ----------   ----------

Balance, September 30, 2001      2,505,000         2,505         9,524         --
Net loss for the year ended
  September 30, 2002                  --            --            --         (3,702)
                                ----------    ----------    ----------   ----------

Balance, September 30, 2002      2,505,000         2,505         9,524       (3,702)
Contribution by shareholder
  for Company expenses paid
  directly by shareholder             --            --           2,263         --
Net loss for the year ended
  September 30, 2003                  --            --            --         (2,544)
                                ----------    ----------    ----------   ----------

Balance, September 30, 2003      2,505,000    $    2,505    $   11,787   $   (6,246)
                                ==========    ==========    ==========   ==========



    The accompanying notes are an integral part of the financial statements.


                                    Page -23-


                                  YUMMIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001


                                                                      For the Period
                                                                       June 10, 1998
                                                                        (Inception)
                              Year Ended    Year Ended     Year Ended     Through
                             September 30, September 30,  September 30  September 30
                                 2003          2002           2001          2003
                               --------      --------      ----------     --------
Cash flows from
  operating activities:
    Net loss                   $ (2,544)     $ (3,702)     $     --       $ (6,246)


Adjustments to reconcile
  net loss to cash
  provided by operating
  activities:

    Contribution from
      shareholder                 2,263          --              --          2,263
    Increase in prepaid
      expenses                     (212)         --              --           (212)
    Increase (decrease) in
      accounts payable              (20)        2,263            --          2,243
                               --------      --------      ----------     --------

Net cash used by
  operating activities:            (513)       (1,439)           --         (1,952)
                               --------      --------      ----------     --------

Cash flows from
  investing activities:            --            --              --           --
                               --------      --------      ----------     --------

Cash flows from
financing activities:
  Issuance of
    common stock                   --            --              --         12,029
                               --------      --------      ----------     --------
Net increase (decrease)
  in cash                          (513)       (1,439)           --         10,077
Cash, beginning of period        10,590        12,029      12,029 -
                               --------      --------      ----------     --------
Cash, end of period            $ 10,077      $ 10,590      $   12,029     $ 10,077
                               ========      ========      ==========     ========

Interest Paid                  $   --        $   --        $     --       $   --
                               --------      --------      ----------     --------
Income Tax Paid                $   --        $   --        $     --       $   --
                               --------      --------      ----------     --------

The accompanying notes are an integral part of the financial statements.

                                    Page -24-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Business and Significant Accounting Policies

     a.   Summary of Business

          The Company was incorporated under the laws of the State of Nevada on June 10, 1998. The Company was formed to pursue business opportunities. The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

     b.   Cash Flows

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

     c.   Net Loss Per Share

          The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

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




                                    Page -25-

-----------------------------------------


     On December 15, 2000, an officer and stockholder of the Company returned 3,600,000 shares of common stock to authorized but unissued shares.

     On February 5, 2001 the Company authorized a 6 for 1 forward split of its common shares. The forward split has been retroactively applied in the accompanying financial statements.

3.   Warrants and Stock Options

     No options or warrants are outstanding to acquire the Company's common stock.

4.   Income Taxes

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $6,246 that may be offset against future federal income taxes. If not used, the carryforwards will expire in 2022 and 2023. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.










                                    Page -26-

                                  Exhibit 31.1

                                  CERTIFICATION

I, as Chief Executive Officer and Chief Financial Officer, certify that:

I have reviewed this Form 10KSB of Yummies, Inc.;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                                    Page -27-

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date: December 23, 2003                     S/ Dianne Hatton-Ward
                                              --------------------------
                                              Dianne Hatton-Ward, CEO & CFO

                                    Page -28-

                                  EXHIBIT 32.1

                                  CERTIFICATION

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2003 (18 U.S.C.ss. 1350, as adopted), I, Dianne Hatton- Ward, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifiy that, to the best of his or her knowledge:

1. The Company's Annual Report on Form 10-KSB for the period ended September 30, 2003, and to which this Certification is attached as Exhibit 32.1 (the "PERIODIC REPORT") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: December 23, 2003

                                                S/ Dianne Hatton-Ward
                                                ----------------------------
                                                Dianne Hatton-Ward CEO & CFO

THIS CERTIFICATION ACCOMPANIES THIS REPORT PURSUANT TO SS. 906 OF THE SARBANES-OXLEY ACT OF 2003 AND SHALL NOT BE DEEMED "FILED" BY THE COMPANY FOR PURPOSES OF SECTION 18 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.





                                    Page -29-