Form 10QSB
period 2003-12-31
YUMMIES INC
filed 2004-02-17
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December  31, 2003
                               ------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------

Commission File number       000-32361
                       -----------------------

                                  YUMMIES, INC.
                              --------------------
               (Exact name of registrant as specified in charter)

             Nevada                                           87-0615629
-------------------------------                             --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah             84117
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

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

            Class                   Outstanding as of January 31, 2004
          ---------                 ----------------------------------
     Common  Stock, $0.001                      2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

    ITEM 1.    Financial Statements (unaudited)...............................3

               Balance Sheets.................................................4
                  December 31, 2003 and September 30, 2003

               Statements of Operations
                  For the three months ended December 31, 2003 and 2002.......5 and the period June 10, 1998 to December 31, 2003

               Statements of Cash Flows
                  For the three months ended December 31, 2003 and 2002.......6 and the period June 10, 1998  to December 31, 2003

               Notes to Financial Statements..................................7

    ITEM 2.    Plan of Operations.............................................9

    ITEM 3.    Controls and Procedures........................................9

PART II.

    ITEM 6.    Exhibits and reports on Form 8-K...............................9

               Signatures ...................................................10

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS



The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2003 and September 30, 2003, and the related statements of operations for the three months ended December 31, 2003 and 2002 and the period June 16, 1977 to December 31, 2003, the statement of cash flows for the three months ended December 31, 2003 and 2002, and the period June 16, 1977 to December 31, 2003, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2003, are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                                  YUMMIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

                                                     December 31,  September 30,
                                                         2003           2003
Assets

Current Assets:
    Cash                                               $  8,467        $ 10,077
    Prepaid expenses                                       --               212
                                                       --------        --------


         Total current assets                             8,467          10,289
                                                       --------        --------


         Total Assets                                  $  8,467        $ 10,289
                                                       ========        ========


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable                                     $  2,351        $  2,243
                                                       --------        --------
         Total current liabilities                        2,351           2,243
                                                       --------        --------

Stockholders' Equity:
    Common stock, $.001 par value
    50,000,000 shares authorized,
    2,505,000 issued and outstanding                      2,505           2,505

    Additional paid-in capital                           11,787          11,787

    Deficit accumulated during the
        development stage                                (8,176)         (6,246)
                                                       --------        --------

         Total Stockholders' Equity                       6,116           8,046
                                                       --------        --------


       Total Liabilities and
       Stockholders' Equity                            $  8,467        $ 10,289
                                                       ========        ========


                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                 For the Period
                                    For the          For the     June 10, 1998
                                  Three Months     Three Months   (Inception)
                                     Ended            Ended         Through
                                  December 31,     December 31,   December 31,
                                      2003             2002           2003


Revenues                             $  --           $  --           $  --

Expenses, general and
  administrative                       1,930           1,385           8,176
                                     -------         -------         -------

    Operating loss                    (1,930)         (1,385)         (8,176)

Other income
  (expense)                             --              --              --
                                     -------         -------         -------

    Net loss                         $(1,930)        $(1,385)        $(8,176)
                                     =======         =======         =======

Net loss per share                   $  --           $  --           $  --
                                     =======         =======         =======





                     The accompanying notes are an integral
                        part of the financial statements.


                                  YUMMIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                     For the Period
                                           For the        For the     June 10, 1998
                                         Three Months   Three Months   (Inception)
                                            Ended          Ended        Through
                                          December 31,   December 31,  December 31,
                                             2003          2002           2003
                                           --------      --------      --------
Cash flows from operating activities:
    Net loss                               $ (1,930)     $ (1,385)     $ (8,176)

Adjustment to reconcile net loss
  to cash provided by operating
  activities:
    Expenses paid directly
      by shareholder                           --           2,263         2,263
    Decrease in prepaid
      expenses                                  212          --            --
      Increase (decrease) in
      accounts payable                          108          (878)        2,351
                                           --------      --------      --------

Net cash used
  by operating activities                    (1,610)         --          (3,562)
                                           --------      --------      --------

Cash flows from
  investing activities:                        --            --            --
                                           --------      --------      --------

Cash flows from financing activities:
    Issuance of common
      stock                                    --            --          12,029
                                           --------      --------      --------

Net increase (decrease)
  in cash                                    (1,610)         --           8,467

Cash, beginning of period                    10,077        10,590          --
                                           --------      --------      --------

Cash, end of period                        $  8,467      $ 10,590      $  8,467
                                           ========      ========      ========

Interest paid                              $   --        $   --        $   --
                                           ========      ========      ========
Income taxes paid                          $   --        $   --        $   --
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

4.   Income Taxes

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $6,246 that may be offset against future federal income taxes. If not used, the carryforwards will expire in 2022 and 2023. Due to the Company being in a development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
------------------------------------------------------------------------------



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

------------------------------------------------------------------------------
                         ITEM 3. CONTROLS AND PROCEDURES
------------------------------------------------------------------------------

         Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls
----------------------------

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
--------------------------------------------

         We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


                           PART 2 - OTHER INFORMATION


------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

Exhibit 31.1      Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32.1 Certification by the Chief Executive Officer/Chief Financial Officer relating to a periodic report containing financial statements

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                               YUMMIES, Inc.
                                               [Registrant]


                                               /s/ Dianne Hatton-Ward
                                               ---------------------------------
                                               Dianne Hatton-Ward
                                               President, Sec, Treasurer
February 13, 2004