Form 10QSB
period 2004-03-31
YUMMIES INC
filed 2004-05-04
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
Commission File number                         000-32361
                       --------------------------------------------------------

                                  YUMMIES, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0615629
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

                                  801-272-9294
                                 --------------
               Registrant's telephone number, including area code


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

                  Class                 Outstanding as of March 31, 2004
                ---------               --------------------------------
           Common  Stock, $0.001                     2,505,000

                                      INDEX

                                                                          Page
                                                                         Number
PART I.

   ITEM 1.    Financial Statements (unaudited).............................3

              Balance Sheets...............................................4
                 March 31, 2004 and September 30, 2003

              Statements of Operations
                 For the three months ended March 31, 2004 and 2003........5 and the period June 10, 1998 to March 31, 2004


              Statements of Cash Flows
                 For the three months ended March 31, 2004 and 2003........6 and the period June 10, 1998 to March 31, 2004

              Notes to Financial Statements................................7

   ITEM 2.    Plan of Operations...........................................9

   ITEM 3.    Controls and Procedures......................................9


PART II.

   ITEM 6.    Exhibits and reports on Form 8-K.............................9

              Signatures...................................................10

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2004 and September 30, 2003, and the related statements of operations for the three months ended March 31, 2004 and 2003 and the period June 16, 1977 to March 31, 2004, the statement of cash flows for the three months ended March 31, 2004 and 2003, and the period June 16, 1977 to March 31, 2004, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND SEPTEMBER 30, 2003

                                                    March 31,     September 30,
                                                      2004            2003
                                                    --------       --------
Assets

Current Assets:
    Cash                                            $  8,089       $ 10,077
  Prepaid expenses                                      --              212
                                                    --------       --------


Total Assets                                        $  8,089       $ 10,289
                                                    ========       ========


Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                $  2,143       $  2,243
                                                    --------       --------


         Total current liabilities                     2,143          2,243
                                                    --------       --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding               2,505          2,505

    Additional paid-in capital                        11,787         11,787

    Deficit accumulated during the
        development stage                             (8,346)        (6,246)
                                                    --------       --------

         Total Stockholders' Equity                    5,946          8,046
                                                    --------       --------


         Total Liabilities and
       Stockholders' Equity                         $  8,089       $ 10,289
                                                    ========       ========


                      Theaccompanying notes are an integral
                        part of the financial statements.


                                       YUMMIES, INC.
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                                                                              For the
                                                                              Period
                           For the     For the      For the      For the    June 10, 1998
                        Three Months Three Months  Six Months  Six Months   (Inception)
                            Ended       Ended        Ended        Ended        Through
                          March 31,    March 31,    March 31,    March 31,    March 31,
                            2004         2003         2004         2003         2004
                           -------      -------      -------      -------      -------
Revenues                   $  --        $  --        $  --        $  --        $  --

Expenses, general
    and administrative         170          485        2,100        1,870        8,346
                           -------      -------      -------      -------      -------

    Operating loss            (170)        (485)      (2,100)      (1,870)      (8,346)

Other income
  (expense)                   --           --           --           --           --
                           -------      -------      -------      -------      -------

    Net loss               $  (170)     $  (485)     $(2,100)     $(1,870)     $(8,346)
                           =======      =======      =======      =======      =======

Net loss per share         $  --        $  --        $  --        $  --        $  --
                           =======      =======      =======      =======      =======



                           The accompanying notes are an integral
                             part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                  For the period
                                             For the     For the   June 10, 1998
                                           Six Months  Six Months  (Inception)
                                              Ended      Ended       Through
                                            March 31,   March 31,    March 31,
                                              2004        2003         2004
                                            --------    --------    --------
Cash flows from operating activities:
    Net loss                                $ (2,100)   $ (1,870)   $ (8,346)

Adjustment to reconcile net loss
to cash provided by operating activities:
      Increase (decrease) in
        accounts payable                        (100)       (393)      2,143
    Decrease in prepaid
      expenses                                   212        --          --
      Expenses paid directly
        by shareholder                          --         2,263       2,263
                                            --------    --------    --------

Net cash used by
  operating activities:                       (1,988)       --        (3,940)
                                            --------    --------    --------

Cash flows from
  investing activities:                         --          --          --
                                            --------    --------    --------

Cash flows from financing activities:
    Issuance of common
      stock                                     --          --        12,029
                                            --------    --------    --------

Net increase (decrease)
    in cash                                   (1,988)       --         8,089

Cash, beginning of period                     10,077      10,590        --
                                            --------    --------    --------

Cash, end of period                         $  8,089    $ 10,590    $  8,089
                                            ========    ========    ========

Interest paid                               $   --      $   --      $   --
                                            ========    ========    ========

Income taxes paid                           $   --      $   --      $   --
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

4.   Income Taxes

          The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $8,346 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2024. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

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

------------------------------------------------------------------------------
                         ITEM 3. CONTROLS AND PROCEDURES
------------------------------------------------------------------------------

         Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a- 15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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


                                                      YUMMIES, Inc.
                                                      [Registrant]


                                                      S/ Dianne Hatton-Ward
                                                      --------------------------
                                                      Dianne Hatton-Ward
                                                      President, Sec, Treasurer

May 3, 2004