Form 10QSB
period 2004-06-30
YUMMIES INC
filed 2004-08-09
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2004
                               --------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File number                      000-32361
                       ---------------------------------------------------------

                                   YUMMIES, INC.
                                  ---------------
               (Exact name of registrant as specified in charter)

                   Nevada                               87-0615629
       -------------------------------            ----------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah           84117
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  801-272-9294
                                 --------------
               Registrant's telephone number, including area code


                     -----------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

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

              Class                    Outstanding as of June 30, 2004
            ---------                 ----------------------------------
         Common  Stock, $0.001                      2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
PART I.

     ITEM 1. Financial Statements (unaudited)................................3

             Balance Sheets..................................................4
              June 30, 2004 and September 30, 2003

             Statements of Operations
              For the three and nine months ended June 30, 2004 and 2003.....5 and the period June 10, 1998 to June 30, 2004

             Statements of Cash Flows
              For the nine months ended June 30, 2004 and 2003...............6 and the period June 10, 1998 to June 30, 2004

             Notes to Financial Statements...................................7

     ITEM 2. Plan of Operations..............................................9

     ITEM 3. Controls and Procedures.........................................9

PART II.

     ITEM 6. Exhibits and reports on Form 8-K................................10

     Signatures..............................................................10

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS



The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2004 and September 30, 2003, and the related statements of operations for the three and nine months ended June 30, 2004 and 2003 and the period June 16, 1977 to June 30, 2004, the statement of cash flows for the three and nine months ended June 30, 2004 and 2003, and the period June 16, 1977 to March 31, 2004, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2004 AND SEPTEMBER 30, 2003



                                                        June 30,   September 30,
                                                          2004          2003
                                                        --------  -------------
Assets
------

Current Assets:
    Cash                                                $  8,078       $ 10,077
  Prepaid expenses                                            --            212
                                                        --------       --------

         Total Current Assets                              8,078         10,289
                                                        --------       --------

         Total Assets                                   $  8,078       $ 10,289
                                                        ========       ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
    Accounts payable                                    $  2,906       $  2,243
                                                        --------       --------


         Total current liabilities                         2,906          2,243
                                                        --------       --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                   2,505          2,505

    Additional paid-in capital                            11,786         11,787

    Deficit accumulated during the
        development stage                                 (9,119)        (6,246)
                                                        --------       --------

         Total Stockholders' Equity                        5,172          8,046
                                                        --------       --------


      Total Liabilities and
       Stockholders' Equity                             $  8,078       $ 10,289
                                                        ========       ========

                      The accompanying notes are an integral
                        part of the financial statements.

                                                   YUMMIES, INC.
                                           (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS

                                                                                       For the
                                                                                       Period
                             For the       For the       For the        For the     June 10, 1998
                           Three Months  Three Months   Nine Months   Nine Months   (Inception)
                              Ended         Ended         Ended          Ended         Through
                             June 30,      June 30,      June 30,       June 30,       June 30,
                               2004          2003          2004           2003           2004
                             -------        -------       -------        -------       -------
Revenues                     $    --        $    --       $    --        $    --       $    --

Expenses, general
    and administrative           773            258         2,873          2,128         9,119
                             -------        -------       -------        -------       -------

    Operating loss              (773)          (258)       (2,873)        (2,128)       (9,119)

Other income
  (expense)                       --             --            --             --            --
                             -------        -------       -------        -------       -------

    Net loss                 $  (773)       $  (258)      $(2,873)       $(2,128)      $(9,119)
                             =======        =======       =======        =======       =======

Net loss per share           $    --        $    --       $    --        $    --       $    --
                             =======        =======       =======        =======       =======


                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                      For the
                                                                      period
                                          For the      For the     June 10, 1998
                                        Nine Months   Nine Months  (Inception)
                                           Ended        Ended        Through
                                          June 30,     June 30,      June 30,
                                            2004        2003           2004
                                       -----------   -----------  --------------

Cash flows from
 operating activities:
    Net loss                             $ (2,873)      $ (2,128)      $ (9,119)

Adjustment to reconcile net
 loss to cash provided by
 operating activities:
      Expenses paid directly
        by shareholder                       --            2,263          2,263
    Decrease in prepaid
      expenses                                212           --             --
    Increase (decrease) in
      accounts payable                        662           (638)         2,905
                                         --------       --------       --------

Net cash used by
  operating activities:                    (1,999)          (503)        (3,951)
                                         --------       --------       --------

Cash flows from
  investing activities:                        --             --             --
                                         --------       --------       --------

Cash flows from
financing activities:
    Issuance of common
      stock                                    --             --         12,029
                                         --------       --------       --------

Net increase (decrease)
    in cash                                (1,999)          (503)         8,078

Cash, beginning of period                  10,077         10,590             --
                                         --------       --------       --------

Cash, end of period                      $  8,078       $ 10,087       $  8,078
                                         ========       ========       ========

Interest paid                            $     --         $   --         $   --
                                         ========       ========       ========

Income taxes paid                        $     --         $   --         $   --
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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                                    YUMMIES, Inc.
                                                    [Registrant]

                                                    _S/ Dianne Hatton-Ward
                                                    ----------------------
                                                    Dianne Hatton-Ward
                                                    President, Sec, Treasurer
August 9, 2004