Form 10KSB
period 2004-09-30
YUMMIES INC
filed 2004-12-27
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
    For the fiscal year ended     September 30, 2004
                              --------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number            000-32361
                       ---------------------------------

                                  YUMMIES, INC.
                                  -------------
               (Exact name of registrant as specified in charter)

               Nevada                                        87-0615629
--------------------------------------------          -------------------------
State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
or organization

1981 East  Murray  Holiday  Road  ,  Salt Lake City, Utah              84117
---------------------------------------------------------            ----------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code   801-272-9294
                                               ----------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered
       None                                           None
--------------------                -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
        Common
-------------------------
   (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $   -
                                                           -------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At September 30, 2004, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2004, the registrant had 2,505,000 shares of common stock issued and outstanding.

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







                                    Page -2-

                                TABLE OF CONTENTS

================================================================================

PART I                                                                      Page
------                                                                      ----

ITEM 1.   DESCRIPTION OF BUSINESS                                             4

ITEM 2.   DESCRIPTION OF PROPERTIES                                           8

ITEM 3.   LEGAL PROCEEDINGS                                                   8

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   9

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          10

ITEM 7.   FINANCIAL STATEMENTS                                               11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           11

ITEM 8a.  CONTROLS AND PROCEDURES                                            11

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT                 12

ITEM 10.  EXECUTIVE COMPENSATION                                             14

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                     14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     15

PART IV
-------

ITEM 13.  EXHIBITS                                                           15

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             16

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

     The Company never engaged in an active trade or business throughout the period from inception to date. By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in the proxy statement, in the use of proceeds raised in the Company's offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting its shares and allow the matters above to be decided by a majority of the holders of the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares held by non-

                                    Page -4-
affiliates and the forward split became effective that date. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

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

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within the time periods provided for in the form. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

         Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and

                                    Page -5-
experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

    Need for any Governmental Approval of Principal Products or Services.

     Because the Company currently produces no products or services, it is not


                                    Page -7-
presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

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

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in

                                    Page -9-
penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

    Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 24. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

    Dividends

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

     None

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


    Liquidity and Capital Resources
    -------------------------------

     As of September 30, 2004, the Company had minimal assets $7,728 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, should management be incorrect in its belief no commitment has been made by any party to further fund the Company's operations

    Results of Operations
    ---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2004.


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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                               Position
Name                   Age           Title                     Held Since

Dianne Hatton-Ward     47     President, Secretary,
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

Code of Ethics. The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, because it has not commenced development of its business.

     The business experience of each of the persons listed above during the past five years is as follows:


Dianne Hatton-Ward: Director and President, Secretary, Treasurer

     Ms. Hatton-Ward has worked in the fields of database administration and management since 1986. She graduated from Westminister College in Salt Lake City, Utah with a B.S. degree in Sociology in 2003. Since 1994, she has worked as a control scheduler at Qwest Communications International, Inc. , which in 2004 was acquired by IBM, where she is responsible for the design and support of several applications such as client interfacing, job applications, and job-flows.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

                                    Page -12-

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

The following table sets forth as of September 30, 2004, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

        Name                    Position                Reports Filed
        ----                    --------                -------------

        NONE


                                    Page -13-

--------------------------------------------------------------------------------

                        ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2004, 2003, and 2002.

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


--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2004, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address                     Amount and Nature of           Percent
Beneficial Owner                     Beneficial Ownership           of Class
----------------                     --------------------           --------

Dianne Hatton-Ward (Pres/Dir)             1,600,000*                 63.9%
1129 East 5690 South
Salt Lake City, Utah 84121


All officers and
directors as a group                      1,600,000                  63.9%

* After 6 to one forward split on February 5, 2001.


                                    Page -14-

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


--------------------------------------------------------------------------------

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Burnham & Schumm P.C., Certified Public Accountants                19


                                    Page -15-

Balance Sheets as of September 30, 2004 and 2003                             20


Statements of Operations for years ended September 30, 2004, 2003
and 2002 and the period June 10, 1998 to September 30, 2004                  21

Statements of Changes in Stockholders' Equity for the period
June 10, 1998 to September 30, 2004                                          22

Statements of Cash Flows for the years ended September 30, 2004,
2003 and 2002 and the period June 10, 1998 to September 30, 2004             24

Notes to Financial Statements                                                25

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


--------------------------------------------------------------------------------

                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

--------------------------------------------------------------------------------

     Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2004 and 2003 were $1800 and 750.00, respectively.

     Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003 were $-0- and $-0-, respectively.

                                    Page -16-

     Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2004 and 2003 were $250.00 and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

     All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2004 and 2003.

     Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2004, were approved by the Board of Directors.


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

                                          YUMMIES, INC.

                                          (Registrant)

   Dated: 27th day of December, 2004. By: S/Dianne Hatton-Ward
                                          ----------------------
                                          Dianne Hatton-Ward
                                          President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of December 2004.


S/ Dianne Hatton-Ward
--------------------------------------
Dianne Hatton-Ward
Sole Director, President and Treasurer










                                    Page -17-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                           SEPTEMBER 30, 2004 AND 2003














                                    Page -18-

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended September 30, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.



S/ Burnham & Schumm
Salt Lake City, Utah
December 10, 2004






                                   Page -19-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2004 AND 2003

Assets
------

                                                            2004          2003
                                                         ---------     ---------
Current Assets:
    Cash                                                 $  7,728      $ 10,077
  Prepaid expenses                                           --             212
                                                         ---------     ---------

         Total current assets                            $  7,728      $ 10,289
                                                         ---------     ---------

         Total Assets                                    $  7,728      $ 10,289
                                                         =========     =========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable                                       $  3,320      $  2,243
                                                         ---------     ---------

         Total current liabilities                          3,320         2,243
                                                         ---------     ---------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                    2,505         2,505
    Additional paid-in capital                             11,787        11,787
    Deficit accumulated during the
        development stage                                  (9,884)       (6,246)
                                                         ---------     ---------

         Total Stockholders' Equity                         4,408         8,046
                                                         ---------     ---------

         Total Liabilities and Stockholders'
             Equity                                      $  7,728      $ 10,289
                                                         =========     =========


                     The accompanying notes are an integral
                        part of the financial statements.


                                    Page -20-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                       For the
                                                                       Period
                                                                   June 10, 1998
                                                                     (Inception)
                       Year Ended     Year Ended     Year Ended        Through
                      September 30,  September 30,  September 30,  September 30,
                          2004           2003           2002            2004
                      -------------  -------------  -------------  -------------

Revenues                $   --         $   --         $   --         $   --


Expenses, general
  and administrative      3,638          2,544          3,702          9,884
                         -------        -------        -------        -------

  Operating loss         (3,638)        (2,544)        (3,702)        (9,884)


Other income
  (expense)                 --             --             --             --
                         -------        -------        -------        -------

  Net loss              $(3,638)       $(2,544)       $(3,702)       $(9,884)
                         =======        =======        =======        =======



Net loss per share      $   --         $   --         $   --         $   --
                         =======        =======        =======        =======




                     The accompanying notes are an integral
                       part of the financial statements.







                                    Page -21-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2004

                                                                       Deficit
                                                                    Accumulated
                                     Common Stock       Additional  During the
                                     ------------        Paid-in    Development
                                   Shares      Amount    Capital       Stage
                                 -----------  --------  ---------     --------
Common stock issue for
    cash at $.001/share on
    August 13, 1998               1,000,000   $ 1,000   $   --        $   --
Common stock issued for
    cash in February 1999 net
    of offering costs of $6,471      17,500        18     11,011          --

Common stock returned by
  officer on December 15, 2000     (600,000)     (600)       600          --

6 for 1 forward stock split
  on February 5, 2001             2,087,500     2,087     (2,087)         --

Net income (loss) accumulated
    for the period June 10, 1998
  (inception) through
  September 30, 2001                  --         --         --            --
                                 -----------  --------  ---------     --------

Balance, September 30, 2001       2,505,000   $ 2,505   $  9,524      $   --
                                 ===========  ========  =========     ========




                     The accompanying notes are an integral
                       part of the financial statements.




                                    Page -22-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2004

                                                                       Deficit
                                                                    Accumulated
                                     Common Stock       Additional  During the
                                     ------------        Paid-in    Development
                                   Shares      Amount    Capital       Stage
                                 -----------  --------  ---------     --------

Balance, September 30, 2001       2,505,000   $ 2,505   $ 9,524       $   --

Net income for the year ended
   September 30, 2002                 --         --         --         (3,702)
                                 -----------  --------  ---------     --------

Balance, September 30, 2002       2,505,000     2,505     9,524        (3,702)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder             --         --       2,263           --

Net loss for the year ended
  September 30, 2003                  --         --         --         (2,544)
                                 -----------  --------  ---------     --------

Balance, September 30, 2003       2,505,000     2,505    11,787        (6,246)

Net loss for the year ended
  September 30, 2004                 --         --         --          (3,638)
                                 -----------  --------  ---------     --------

Balance, September 30, 2004       2,505,000   $ 2,505   $11,787       $(9,884)
                                 ===========  ========  =========     ========



                     The accompanying notes are an integral
                       part of the financial statements.



                                    Page -23-

                                         YUMMIES, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS
                         YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

                                                                          For the Period June 10,
                                                                             1998 (Inception)
                                 Year Ended     Year Ended     Year Ended        Through
                                September 30,  September 30,  September 30,   September 30,
                                    2004           2003           2002             2004
                                -------------  -------------  -------------  ----------------
Cash flows from
  operating activities:
    Net loss                      $ (3,638)      $ (2,544)      $ (3,702)        $ (9,884)
Adjustments to reconcile
  net loss to cash provided by
 operating  activities:
    Contribution from
      shareholder                     --            2,263           --              2,263
    (Increase) decrease in
      prepaid expenses                 212           (212)          --               --
     Increase (decrease) in
      accounts payable               1,077            (20)         2,263            3,320
                                  ---------      ---------      ---------        ----------
Net cash used by
  operating activities:             (2,349)          (513)        (1,439)          (4,301)
                                  ---------      ---------      ---------        ----------
Cash flows from
  investing activities:               --             --             --               --
                                  ---------      ---------      ---------        ----------
Cash flows from
  financing activities:
    Issuance of Com Stk               --             --             --             12,029
                                  ---------      ---------      ---------        ----------
Net increase (decrease)
  in cash                           (2,349)          (513)        (1,439)           7,728

Cash, beginning of period           10,077         10,590         12,029             --
                                  ---------      ---------      ---------        ----------
Cash, end of period               $  7,728       $ 10,077       $ 10,590         $  7,728
                                  =========      =========      =========        ==========

Interest paid                     $   --         $    --        $   --           $   --
                                  =========      =========      =========        ==========

Income taxes paid                 $   --         $    --        $   --           $   --
                                  =========      =========      =========        ==========


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

3.   Warrants and Stock Options
     --------------------------

     No options or warrants are outstanding to acquire the Company's common stock.

4.   Income Taxes
     ------------

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $9,884 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2024. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.


















                                    Page -26-