Form 10QSB
period 2005-03-31
YUMMIES INC
filed 2005-05-06
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2005
                               -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  ------------------

Commission File number            000-32361
                       --------------------------------

                                  YUMMIES, INC.
              -----------------------------------------------------
               (Exact name of registrant as specified in charter)

            Nevada                                       87-0615629
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah             84117
---------------------------------------------------           ----------
(Address of principal executive offices)                      (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                  --------------------------------------------

(Former name, former address, and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                             Outstanding as of March 31, 2005
    ---------------------                    --------------------------------
    Common  Stock, $0.001                               2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.  Financial Statements (unaudited)................................3

             Balance Sheets..................................................4
              March 31, 2005 and September 30, 2004

             Statements of Operations
              For the three and six months ended March  31, 2005 and 2004....5 and the period June 10, 1998 to March 31, 2005
             Statements of Cash Flows
              For the three and six months ended March 31, 2005 and 2004.....6 and the period June 10, 1998  to March 31, 2005
             Notes to Financial Statements...................................7

    ITEM 2.  Plan of Operations..............................................9

    ITEM 3.  Controls and Procedures.........................................9

PART II.

    ITEM 6.  Exhibits and Reports on 8K.....................................10

    Signatures .............................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2005 and September 30, 2004, and the related statements of operations, and statements of cash flows, for the three and six months ended March 31, 2005 and 2004 and the period June 10, 1988 to March 31, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                      MARCH 31, 2005 AND SEPTEMBER 30, 2004

                                                     March 31,     September 30,
                                                       2005            2004
                                                     --------      ------------
Assets
------

Current Assets:
 Cash                                                $  5,260        $  7,728
                                                     --------        --------

    Total current assets                                5,260           7,728
                                                     --------        --------

    Total Assets                                     $  5,260        $  7,728
                                                     ========        ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
 Accounts payable                                    $  2,888        $  3,320
                                                     --------        --------


    Total current liabilities                           2,888           3,320
                                                     --------        --------


Stockholders' Equity:
 Common stock, $.001 par value
  50,000,000 shares authorized,
  2,505,000 issued and outstanding                      2,505           2,505

 Additional paid-in capital                            11,787          11,787

 Deficit accumulated during the
  development stage                                   (11,920)         (9,884)
                                                     --------        --------

    Total Stockholders' Equity                          2,372           4,408
                                                     --------        --------


    Total Liabilities and
     Stockholders' Equity                            $  5,260        $  7,728
                                                     ========        ========



                   The accompanying notes are an integral part
                          of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                      For The
                                                                      Period
                      For the     For the     For the    For the   June 10, 1998
                   Three Months Three Months Six Months Six Months  (Inception)
                       Ended       Ended       Ended      Ended       Through
                     March 31,   March 31,   March 31,   March 31,   March 31,
                       2005        2004         2005       2004         2005
                     --------    --------    --------    --------    ---------



Revenues             $   --      $   --      $   --      $   --       $   --

Expenses, general
 and administrative       454         170       2,036       2,100       11,920
                     --------    --------    --------    --------     --------

 Operating loss          (454)       (170)     (2,036)     (2,100)     (11,920)

Other income
 (expense)               --          --          --          --           --
                     --------    --------    --------    --------     --------

 Net loss            $   (454)   $   (170)   $ (2,036)   $ (2,100)    $(11,920)
                     ========    ========    ========    ========     ========

Net loss per share   $   --      $   --      $   --      $   --       $   (.01)
                     ========    ========    ========    ========     ========

















                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                  For the period
                                          For the        For the   June 10, 1998
                                       Six Months     Six Months     (Inception)
                                            Ended          Ended         Through
                                        March 31,      March 31,       March 31,
                                             2005           2004            2005
                                       ----------      ---------  -------------

Cash flows from
 operating activities:
    Net loss                             $ (2,036)      $ (2,100)      $(11,920)

Adjustment to reconcile net
 loss to cash provided by
 operating activities:
    Increase (decrease) in
     accounts payable                        (432)          (100)         2,888
    Decrease in prepaid
     expenses                                --              212           --
    Expenses paid directly
     by shareholder                          --             --            2,263
                                         --------       --------       --------

Net cash used by
 operating activities:                     (2,468)        (1,988)        (6,769)
                                         --------       --------       --------

Cash flows from
 investing activities:                       --             --             --
                                         --------       --------       --------

Cash flows from
 financing activities:
  Issuance of common
   stock                                     --             --           12,029
                                         --------       --------       --------

Net increase (decrease)
 in cash                                   (2,468)        (1,988)         5,260

Cash, beginning of period                   7,728         10,077           --
                                         --------       --------       --------

Cash, end of period                      $  5,260       $  8,089       $  5,260
                                         ========       ========       ========

Interest paid                            $   --         $   --         $   --
                                         ========       ========       ========

Income taxes paid                        $   --         $   --         $   --
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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       Yummies, Inc.
                                       [Registrant]


         May 5, 2005                   S/ Dianne Hatton-Ward
                                       -----------------------------------------
                                       Dianne Hatton-Ward- President & Treasurer