Form 10QSB
period 2005-06-30
YUMMIES INC
filed 2005-08-11
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
Commission File number        000-32361
                          -----------------

                                  YUMMIES, INC.
               -------------------------------------------------
               (Exact name of registrant as specified in charter)

              Nevada                                     87-0615629
  -------------------------------                      --------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah        84117
-----------------------------------------------------      -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                       Outstanding as of June 30, 2005
        ---------                    ----------------------------------
     Common  Stock, $0.001                        2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I

  ITEM 1.Financial Statements (unaudited) .................................  3

         Balance Sheets ...................................................  4
          June 30, 2005 and September 30, 2004

         Statements of Operations
          For the three and nine months ended March  31, 2005 and 2004 ....  5 and the period June 10, 1998 to June 30, 2005
         Statements of Cash Flows
          For the  nine months ended June 30, 2005 and 2004 ...............  6 and the period June 10, 1998  to June 30, 2005
         Notes to Financial Statements ....................................  7

  ITEM 2.Plan of Operations ...............................................  9

  ITEM 3.Controls and Procedures ..........................................  9

PART II

  ITEM 6.Exhibits and Reports on 8K ....................................... 10

  Signatures .............................................................. 10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2005 and September 30, 2004, the related statements of operations, and statements of cash flows, for the three and nine months ended June 30, 2005 and 2004, the nine months period ended June 30, 2005 and 2004, respectively, and the period June 16, 1977 to June 30, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending September 30, 2005.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2005 AND SEPTEMBER 30, 2004



                                                   June 30,      September 30,
                                                    2005             2004
                                                  --------      -------------
Assets
------

Current Assets:
    Cash                                          $  4,849         $  7,728
                                                  --------         --------

         Total Current Assets                        4,849            7,728
                                                  --------         --------

         Total Assets                             $  4,849         $  7,728
                                                  ========         ========


Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                              $  3,509         $  3,320
                                                  --------         --------


         Total current liabilities                   3,509            3,320
                                                  --------         --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding             2,505            2,505

    Additional paid-in capital                      11,787           11,787

    Deficit accumulated during the
        development stage                          (12,952)          (9,884)
                                                  --------         --------

         Total Stockholders' Equity                  1,340            4,408
                                                  --------         --------


         Total Liabilities and
       Stockholders' Equity                       $  4,849         $  7,728
                                                  ========         ========




                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                      For the
                                                                      Period
                     For the     For the     For the      For the  June 10, 1998
                  Three Months Three Months Nine Months Nine Months (Inception)
                     Ended        Ended       Ended        Ended      Through
                    June 30,     June 30,    June 30,     June 30,    June 30,
                      2005         2004        2005         2004        2005
                    --------     --------    --------     --------    --------

Revenues            $     --     $     --    $     --     $     --    $     --

Expenses, general
 and administrative    1,032          773       3,068        2,873      12,952
                    --------     --------    --------     --------    --------

 Operating loss       (1,032)        (773)     (3,068)      (2,873)    (12,952)

Other income
 (expense)                --           --          --           --          --
                    --------     --------    --------     --------    --------

 Net loss           $ (1,032)    $   (773)   $ (3,068)    $ (2,873)   $(12,952)
                    ========     ========    ========     ========    ========

Net loss per share  $     --     $     --    $     --     $     --    $   (.01)
                    ========     ========    ========     ========    ========


                      The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                  For the period
                                          For the       For the    June 10, 1998
                                        Nine Months   Nine Months   (Inception)
                                           Ended         Ended        Through
                                          June 30,      June 30,      June 30,
                                            2005          2004          2005
                                        -----------    ----------  -------------

Cash flows from
 operating activities:
    Net loss                             $ (3,068)      $ (2,873)     $(12,952)

Adjustment to reconcile net
 loss to cash provided by
 operating activities:
   Expenses paid directly
     by shareholder                            --             --         2,263
   Decrease in prepaid
     expenses                                  --            212            --
   Increase in accounts
     payable                                  189            662         3,509
                                         --------       --------      --------

Net cash used by
 operating activities:                     (2,879)        (1,999)       (7,180)
                                         --------       --------      --------

Cash flows from
 investing activities:                         --             --            --
                                         --------       --------      --------


Cash flows from
 financing activities:
   Issuance of common
     stock                                     --             --        12,029
                                         --------       --------      --------

Net increase (decrease)
 in cash                                   (2,879)        (1,999)        4,849

Cash, beginning of period                   7,728         10,077            --
                                         --------       --------      --------

Cash, end of period                      $  4,849       $  8,078      $  4,849
                                         ========       ========      ========

Interest paid                            $     --       $     --      $     --
                                         ========       ========      ========

Income taxes paid                        $     --       $     --      $     --
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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART 2 - OTHER INFORMATION


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 31.1  Rule   13a-14(a)/15d-14(a)Certification.
     Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

     (b) Reports on Form 8-K.

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


                                      Yummies, Inc.
                                      [Registrant]


                                      S/ Dianne Hatton-Ward
                                      ---------------------
                                      Dianne Hatton-Ward- President & Treasurer
     August 11, 2005