Form 10KSB
period 2005-09-30
YUMMIES INC
filed 2005-12-27
CIK 1073748

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended September 30, 2005
                                            --------- --- ----

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                        Commission File number 000-32361
                                               ---------

                                  YUMMIES, INC.
                                  -------------
               (Exact name of registrant as specified in charter)

          Nevada                                             87-0615629
------------------------------                       --------------------------
State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization

1981 East  Murray  Holiday  Road,  Salt Lake City, Utah              84117
-------------------------------------------------------            ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code 801-272-9294
                                               ------------

Securities registered pursuant to section 12 (b) of the Act:

  Title of each class                 Name of each exchange on which registered
        None                                            None
  -------------------                 -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                                     Common
                             ---------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ] No [ ]                           (2) Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $   -
                                                           ----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At September 30, 2005, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2005, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS
===============================================================================

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

===============================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS
===============================================================================


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

    Number of Employees.

     None.

===============================================================================
                        ITEM 2. DESCRIPTION OF PROPERTIES
===============================================================================

    The Company's does not  own any property


===============================================================================
                            ITEM 3. LEGAL PROCEEDINGS
===============================================================================


    None.

===============================================================================
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
===============================================================================


    No matters were submitted to the shareholders during the 4th quarter.


                                     PART II


===============================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
===============================================================================

    Market Information

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is not aware of any transactions having taken place thereon and no assurance can be given that any public market for the Company's shares will develop or be maintained.

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

    Holders

     The number of record holders of the Company's common stock as of the date of this report is approximately 24. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray-Holiday Rd., Salt Lake City, Utah 84117

    Dividends

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

    Sales of  "Unregistered"  and  "Restricted"  Securities Over The Past Three
Years.

     None

===============================================================================
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
===============================================================================

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


    Liquidity and Capital Resources
    -------------------------------

     As of September 30, 2005, the Company had minimal assets of $4,835 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

    Results of Operations
    ---------------------

     The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2005.

    Year ended September 30, 2005 compared to year ended September 30, 2004
    ------------------------------------------------------------------------

     Revenues for the year ended September 30, 2005 were $-0- compared to $-0-for the year ended September 30, 2004

     Expenses for the year ended September 30, 2005 were $3,767 compared to $3,638 for the year ended September 30, 2004.


================================================================================
                          ITEM 7. FINANCIAL STATEMENTS
================================================================================


     The financial statements of the Company are included following the signature page to this form 10-KSB.


================================================================================
            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE
================================================================================


     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.


================================================================================
                        ITEM 8A. CONTROLS AND PROCEDURES
================================================================================

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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

================================================================================
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
================================================================================


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                 Position
Name                   Age          Title                        Held Since

Dianne Hatton-Ward     49     President, Secretary,               6/6/2000
                              Treasurer and Director

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


     The business experience of each of the persons listed above during the past five years is as follows:


Dianne Hatton-Ward: Director and President, Secretary, Treasurer

     Ms. Hatton-Ward has worked in the fields of database administration and management since 1986. She graduated fromWestminister College in Salt Lake City, Utah with a B.S. degree in Sociology in 2003. Since 1975, she has worked as a control scheduler at Qwest Communications International, Inc. , which in 2003 was acquired by IBM, where she is responsible for the design and support of several applications such as client interfacing, job applications, and job-flows.


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

          (ii) engaging in any type of business practice; or

          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

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

The following table sets forth as of September 30, 2005, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

   Name                      Position                    Reports  Filed
   ----                      --------                    -------  -----

   NONE

================================================================================
                        ITEM 10. EXECUTIVE COMPENSATION
================================================================================

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2005, 2004, and 2003.

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

================================================================================
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
================================================================================


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2005, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

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

* After 6 to one forward split on February 5, 2001.

================================================================================
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
================================================================================


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

================================================================================
                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
================================================================================


(a)(1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                           Page
-----------------                                                           ----

Report of Burnham & Schumm P.C., Certified Public Accountants                19

Balance Sheets as of September 30, 2005 and 2004                             20

Statements of Operations for years ended September 30, 2005,
2004 and 2003 and the period June 10, 1998 to September 30, 2005             21

Statements of Changes in Stockholders' Equity for the period
June 10, 1998 to September 30, 2005                                          22

Statements of Cash Flows for the years ended September 30, 2005,
2004 and 2003 and the period June 10, 1998 to September 30, 2005             24

Notes to Financial Statements                                                25

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

*The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.


================================================================================
                ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
================================================================================

     Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2004 were $2425 and $1800.00, respectively.

     Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004 were $-0- and $-0-, respectively.

     Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2005 and 2004 were $200.00 and $250.00, respectively. These fees related to the preparation of federal income and state franchise tax returns.

     All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2005 and 2004.

     Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2005, were approved by the Board of Directors.


================================================================================
                                   SIGNATURES
================================================================================

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             YUMMIES, INC.
                                             (Registrant)

    Dated: 27th day of December, 2005.       By:S/ Dianne Hatton-Ward
                                             ------------------------
                                             Dianne Hatton-Ward
                                             President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of December 2005.



S/Dianne Hatton-Ward
--------------------
Dianne Hatton-Ward
Sole Director, President and Treasurer

                                  YUMMIES,INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                          SEPTEMBER 30, 2005 AND 2004

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years ended September 30, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.



s/Burnham & Schumm
Salt Lake City, Utah
December 12, 2005

                                 YUMMIES, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS

                          SEPTEMBER 30, 2005 AND 2004



Assets
------
                                                          2005           2004
 Current Assets:                                        --------       --------
    Cash                                                $  4,835       $  7,728
                                                        --------       --------

    Total current assets                                   4,835          7,728
                                                        --------       --------

    Total Assets                                        $  4,835       $  7,728
                                                        ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Accounts Payable                                      $  4,194       $  3,320
                                                        --------       --------
    Total current liabilities                              4,194          3,320
                                                        --------       --------


Stockholders' Equity:
  Common stock, $.001 par value
   50,000,000 shares authorized,
   2,505,000 issued and outstanding                        2,505          2,505
  Additional paid-in capital                              11,787         11,787
  Deficit accumulated during the
   development stage                                     (13,651)        (9,884)
                                                        --------       --------
    Total Stockholders' Equity                               641          4,408
                                                        --------       --------
    Total Liabilities and Stockholders'
     Equity                                             $  4,835       $  7,728
                                                        ========       ========









                     The accompanying notes are an integral
                       part of the financial statements.

                                    YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                                                       For
                                                                       the
                                                                      Period
                                                                   June 10, 1998
                                                                   (Inception)
                       Year Ended     Year Ended     Year Ended      Through
                      September 30,  September 30,  September 30,  September 30,
                          2005           2004           2003           2005
                     -------------  -------------  -------------  -------------



Revenues
                       $     --       $     --       $     --         $     --

Expenses,general
  and administrative      3,767          3,638          2,544           13,651
                       --------       --------       --------         --------

  Operating loss         (3,767)        (3,638)        (2,544)         (13,651)

Other income
(expense)                    --             --             --               --
                       --------       --------       --------         --------

  Net loss             $ (3,767)      $ (3,638)      $ (2,544)        $(13,651)
                       ========       ========       ========         ========

Net loss per share     $     --       $     --       $     --         $   (.01)
                       ========       ========       ========         ========


                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES,INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2005



                                                                       Deficit
                                                                     Accumulated
                                  Common Stock          Additional   During the
                              --------------------       Paid-in     Development
                                Shares       Amount      Capital        Stage
                              ----------    --------    ----------  ------------

Common stock issue for
  cash at $.001/share on
  August 13, 1998              1,000,000    $  1,000    $       --    $      --
Common stock issued for
  cash in February 1999 net
  of offering costs of $6,471     17,500          18        11,011           --

Common stock returned by
  officer on December 15, 2000  (600,000)       (600)          600           --

6 for 1 forward stock split
  on February 5, 2001          2,087,500       2,087        (2,087)          --

Net loss accumulated
 for the period June 10, 1998
   (inception) through
   September 30, 2002                 --          --            --       (3,702)
                               ----------    --------    ----------  -----------

Balance, September 30, 2002    2,505,000    $  2,505    $    9,524    $  (3,702)
                              ==========    =========   ==========   ===========






                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES,INC.
                          (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2005


                                                                       Deficit
                                                                     Accumulated
                                   Common Stock        Additional    During the
                              -----------------------   Paid-in      Development
                                Shares      Amount      Capital         Stage
                              ---------   ----------   ----------    -----------

Balance, September 30, 2002
                              2,505,000   $    2,505   $    9,524    $   (3,702)

Contribution by shareholder
for Company expenses paid
directly by shareholder              --           --        2,263            --

Net loss for the year ended
September 30, 2003                   --           --           --        (2,544)
                              ---------   ----------   ----------    -----------


Balance, September 30, 2003   2,505,000        2,505       11,787        (6,246)

Net loss for the year ended
September 30, 2004                   --           --           --        (3,638)

Balance, September 30, 2004   2,505,000        2,505       11,787        (9,884)

Net loss for the year ended
September 30, 2005                   --           --           --        (3,767)
                              ---------   ----------   ----------    -----------
Balance, September 30, 2005
                              2,505,000   $    2,505   $   11,787    $  (13,651)
                              =========   ==========   ==========    ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                                     YUMMIES, INC.
                             (A Development Stage Company)

                               STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                                                          For the
                                                                          Period
                                                                       June 10, 1998
                                                                        (Inception)
                             Year Ended     Year Ended    Year Ended      Through
                           September 30,  September 30,  September 30,  September 30,
                               2005           2004           2003            2005
                           -------------  -------------  -------------  -------------
Cash flows from
 operating activities:
   Net loss                 $ (3,767)     $ (3,638)      $ (2,544)         $(13,651)

Adjustments to reconcile
 net loss to cash
 provided by operating
 activities:
   Contribution from
     shareholder                  --            --          2,263            2,263
(Increase) decrease in
   prepaid expenses               --           212           (212)              --
Increase (decrease) in
   accounts payable              874         1,077            (20)           4,194
                            --------      --------       --------         --------
Net cash used by
 operating activities:        (2,893)       (2,349)          (513)          (7,194)
                            --------      --------       --------         --------
Cash flows from
 investing activities:            --            --             --               --
                            --------      --------       --------         --------


                        The accompanying notes are an integral
                          part of the financial statements.

                                    YUMMIES, INC.
                            (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS - CONTINUED

                    YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

                                                                      For the
                                                                      Period
                                                                   June 10, 1998
                                                                    (Inception)
                          Year Ended    Year Ended    Year Ended      Through
                         September 30, September 30, September 30, September 30,
                             2005          2004          2003           2005
                         ------------- ------------- ------------- -------------
Cash flows from
 financing activities:
  Issuance of
   common stock                    --            --            --        12,029
                         ------------- ------------- ------------- -------------
Net increase (decrease)
 in cash                       (2,893)       (2,349)         (513)        4,835

Cash,beginning of period        7,728        10,077        10,590            --
                         ------------- ------------- ------------- -------------

Cash,end of period       $      4,835  $      7,728  $     10,077  $      4,835
                         ============= ============= ============= =============

Interest paid            $         --  $         --  $         --  $         --
                         ============= ============= ============= =============

Income taxes paid        $         --  $         --  $         --  $         --
                         ============= ============= ============= =============






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

4.     Income Taxes
       ------------

       The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $13,651 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2025. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.