Form 10QSB
period 2005-12-31
YUMMIES INC
filed 2006-01-31
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2005
                               -------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------  --------------------
Commission File number             000-32361
                       ---------------------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                        87-0615629
-------------------------------                          --------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah            84117
--------------------------------------------------      -----------------
(Address of principal executive offices)                    (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class                         Outstanding as of December 31, 2005
         ---------                       -----------------------------------
    Common  Stock, $0.001                            2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

    ITEM 1.   Financial Statements (unaudited)...............................3

              Balance Sheets.................................................4
                December 31, 2005 and September 30, 2005

              Statements of Operations
                For the three months ended December  31, 2005 and 2004.......5 and the period June 10, 1998 to December 31, 2005

              Statements of Cash Flows
                For the three months ended December 31, 2005 and 2004........6 and the period June 10, 1998  to December 31, 2005

              Notes to Financial Statements..................................7

    ITEM 2.   Plan of Operations.............................................9

    ITEM 3.   Controls and Procedures........................................9

PART II.

    ITEM 6. Exhibits and Reports on 8K......................................10

    Signatures  ............................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2005 and September 30, 2005, and the related statements of operations, and statements of cash flows, for the three months ended December 31, 2005 and 2004 and the period June 16, 1977 to December 31, 2005, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2005, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    DECEMBER 31, 2005 AND SEPTEMBER 30, 2005



                                                     December 31,  September 30,
                                                         2005          2005
                                                       --------      --------
Assets
------

Current Assets:
    Cash                                               $  1,653      $  4,835
                                                       --------      --------

         Total current assets                             1,653         4,835
                                                       --------      --------

         Total Assets                                  $  1,653      $  4,835
                                                       ========      ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable                                     $  2,765      $  4,194
                                                       --------      --------

         Total current liabilities                        2,765         4,194
                                                       --------      --------


Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                  2,505         2,505
    Additional paid-in capital                           11,787        11,787
    Deficit accumulated during the
        development stage                               (15,404)      (13,651)
                                                       --------      --------

         Total Stockholders' Equity                      (1,112)          641
                                                       --------      --------

         Total Liabilities and Stockholders'
             Equity                                    $  1,653      $  4,835
                                                       ========      ========




                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                 For the Period
                                   For the        For the        June 10, 1998
                                   Three Months   Three Months   (Inception)
                                   Ended          Ended          Through
                                   December 31,   December 31,   December 31,
                                   2005           2004           2005
                                   --------       --------       --------



Revenues                           $     --       $     --       $     --

Expenses, general and
  administrative                      1,754          1,582         15,404
                                   --------       --------       --------

         Operating loss              (1,754)        (1,582)       (15,404)

Other income (expense)                   --             --             --
                                   --------       --------       --------

         Net loss                  $ (1,754)      $ (1,582)      $(15,404)
                                   ========       ========       ========

Net loss per share                 $     --       $     --       $   (.01)
                                   ========       ========       ========



                     The accompanying notes are an integral
                       part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                 For the Period
                                   For the        For the        June 10, 1998
                                   Three Months   Three Months   (Inception)
                                   Ended          Ended          Through
                                   December 31,   December 31,   December 31,
                                   2005           2004           2005
                                   --------       --------       --------
Cash flows from
  operating activities:
    Net loss                       $ (1,754)      $ (1,582)      $(15,404)

Adjustment to reconcile
 net loss to cash
 provided by operating
 activities:
  Expenses paid directly
   by shareholder                        --             --          2,263
    Increase (decrease) in
    accounts payable                 (1,428)          (886)         2,765
                                   --------       --------       --------

Net cash used
  by operating activities            (3,182)        (2,468)       (10,376)
                                   --------       --------       --------

Cash flows from
  investing activities:                  --             --             --
                                   --------       --------       --------

Cash flows from
 financing activities:
  Issuance of common
   stock                                 --             --         12,029
                                   --------       --------       --------

Net increase (decrease)
  in cash                            (3,182)        (2,468)         1,653

Cash, beginning of period             4,835          7,728             --
                                   --------       --------       --------

Cash, end of period                $  1,653       $  5,260       $  1,653
                                   ========       ========       ========

Interest paid                       $    --        $    --       $     --
                                   ========       ========       ========

Income taxes paid                   $    --        $    --       $     --
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

4.     Income Taxes
       ------------

       The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $13,651 that may be offset against future federal income taxes. If not used, the carryforwards will expire in 2022 and 2025. Due to the Company being in a development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                           Yummies, Inc.
                                            [Registrant]


                                           S/ Dianne Hatton-Ward
                                           ---------------------------------
                                           Dianne Hatton-Ward- President &
                                           Treasurer
         January 27, 2006

--------------------------------------------------------------------------------