Form 10QSB
period 2006-03-31
YUMMIES INC
filed 2006-05-12
CIK 1073748

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2006
                               ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
Commission File number           000-32361
                       -----------------------------

                                  YUMMIES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Nevada                                   87-0615629
    -------------------------------                   ------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah           84117
--------------------------------------------------        ------------
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

                  Class                      Outstanding as of April 30, 2006
           ---------------------             --------------------------------
           Common  Stock, $0.001                        2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.  Financial Statements (unaudited).................................3

            Balance Sheets...................................................4
             March 31, 2006 and September 30, 2005

            Statements of Operations
             For the three months ended March 31, 2006 and 2005..............5 and the period June 10, 1998 to March 31, 2006

            Statements of Cash Flows
             For the three months ended March 31, 2006 and 2005..............6 and the period June 10, 1998  to March 31, 2006

            Notes to Financial Statements....................................7

   ITEM 2.  Plan of Operations...............................................9

   ITEM 3.  Controls and Procedures..........................................9

PART II.

   ITEM 6.  Exhibits and Reports on 8K......................................10

   Signatures        .......................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2006 and September 30, 2005, and the related statements of operations, and statements of cash flows, for the three months ended March 31, 2006 and 2005 and the period June 16, 1977 to March 31, 2006 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2006 AND SEPTEMBER 30, 2005

                                                       March 31,    September30,
                                                         2006           2005
                                                       --------       --------
Assets

Current Assets:
 Cash                                                  $  1,428       $  4,835
                                                       --------       --------

   Total current assets                                   1,428          4,835
                                                       --------       --------

   Total Assets                                        $  1,428       $  4,835
                                                       ========       ========


Liabilities and Stockholders' Equity

Current Liabilities:
 Accounts payable                                      $  3,660       $  4,194
                                                       --------       --------


   Total current liabilities                              3,660          4,194
                                                       --------       --------


Stockholders' Equity:
 Common stock, $.001 par value
   50,000,000 shares authorized,
   2,505,000 issued and outstanding                       2,505          2,505

 Additional paid-in capital                              11,787         11,787

 Deficit accumulated during the
   development stage                                    (16,524)       (13,651)
                                                       --------       --------

   Total Stockholders' Equity                            (2,232)           641
                                                       --------       --------


   Total Liabilities and
    Stockholders' Equity                               $  1,428       $  4,835
                                                       ========       ========


                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                       For the
                                                                       Period
                       For the     For the     For the     For the     June 10,
                        Three       Three        Six         Six        1998
                        Months      Months      Months      Months   (Inception)
                        Ended       Ended        Ended      Ended      Through
                       March 31,   March 31,   March 31,   March 31,   March 31,
                         2006        2005        2006        2005        2006
                       --------    --------    --------    --------    --------

Revenues               $     --    $     --    $     --    $     --    $     --

Expenses, general
 and administrative       1,120         454       2,873       2,036      16,524
                       --------    --------    --------    --------    --------

 Operating loss          (1,120)       (454)     (2,873)     (2,036)    (16,524)

Other income
 (expense)                   --          --          --          --          --
                       --------    --------    --------    --------    --------

 Net loss              $ (1,120)   $   (454)   $ (2,873)   $ (2,036)   $(16,524)
                       ========    ========    ========    ========    ========

Net loss per share     $     --    $     --    $     --    $     --    $   (.01)
                       ========    ========    ========    ========    ========



                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                 For the period
                                      For the        For the     June 10, 1998
                                     Six Months     Six Months    (Inception)
                                       Ended          Ended         Through
                                      March 31,      March 31,      March 31,
                                        2006           2005           2006
                                      --------       --------       --------

Cash flows from
 operating activities:
   Net loss                           $ (2,873)      $ (2,036)      $(16,524)

Adjustment to reconcile net
 loss to cash provided by
 operating activities:
   Increase (decrease) in
    accounts payable                      (534)          (432)         3,660
   Expenses paid directly
    by shareholder                          --             --          2,263
                                      --------       --------       --------

Net cash used by
 operating activities:                  (3,407)        (2,468)       (10,601)
                                      --------       --------       --------

Cash flows from
 investing activities:                      --             --             --
                                      --------       --------       --------

Cash flows from financing
 activities:
   Issuance of common
    stock                                   --             --         12,029
                                      --------       --------       --------

Net increase (decrease)
 in cash                                (3,407)        (2,468)         1,428

Cash, beginning of period                4,835          7,728             --
                                      --------       --------       --------

Cash, end of period                   $  1,428       $  5,260       $  1,428
                                      ========       ========       ========

Interest paid                         $     --       $     --       $     --
                                      ========       ========       ========

Income taxes paid                     $     --       $     --       $     --
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

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity. In the near term management believes that its ongoing expenses can be funded by loans from either management or major shareholders. However, no commitments for any such loans have been made.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. In addition, he has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. However, we believe that our controls and procedures are designed to provide reasonable assurance that the objectives of the controls and procedures are met and the Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective at that reasonable assurance level.



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


                                               Yummies, Inc.
                                               [Registrant]


                                               S/ Dianne Hatton-Ward
                                               ---------------------
                                               Dianne Hatton-Ward
                                               President & Treasurer
         May 12, 2006

--------------------------------------------------------------------------------