Form 10QSB
period 2006-06-30
YUMMIES INC
filed 2006-08-07
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2006
                              -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
Commission File number           000-32361
                       -----------------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

                Nevada                                    87-0615629
    -------------------------------                    --------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah           84117
--------------------------------------------------     ---------------
Address of principal executive offices)                    (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                        Outstanding as of June 30, 2006
                ---------                      -------------------------------
           Common  Stock, $0.001                          2,505,000

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.

       ITEM 1.   Financial Statements (unaudited)...........................3

                 Balance Sheets
                   June 30, 2006 and September 30, 2005.....................4

                 Statements of Operations
                   For the three and nine months ended
                    June 30, 2006 and 2005 and the period
                    June 10, 1998 to June 30, 2006..........................5

                 Statements of Cash Flows
                   For the nine months ended June 30, 2006
                    and 2005 and the period June 10, 1998
                    to June 30, 2006........................................6

                 Notes to Financial Statements..............................7

       ITEM 2.   Plan of Operations.........................................9

       ITEM 3.   Controls and Procedures....................................9

PART II.

       ITEM 6.   Exhibits and Reports on 8K................................10

       Signatures..........................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2006 and September 30, 2005, and the related statements of operations, and statements of cash flows, for the three and nine months ended June 30, 2006 and 2005 and the period June 16, 1977 to June 30, 2006 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2006 AND SEPTEMBER 30, 2005

                                                       June 30,    September 30,
                                                         2006          2005
                                                       --------    -------------
Assets
------

Current Assets:
  Cash                                                 $  1,409      $  4,835
                                                       --------      --------

     Total Current Assets                                 1,409         4,835
                                                       --------      --------

     Total Assets                                      $  1,409      $  4,835
                                                       ========      ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                     $  4,234      $  4,194
                                                       --------      --------


     Total current liabilities                            4,234         4,194
                                                       --------      --------


Stockholders' Equity:
  Common stock, $.001 par value
    50,000,000 shares authorized,
    2,505,000 issued and outstanding                      2,505         2,505

  Additional paid-in capital                             11,787        11,787

  Deficit accumulated during the
    development stage                                   (17,117)      (13,651)
                                                       --------      --------

     Total Stockholders' Equity                          (2,825)          641
                                                       --------      --------


     Total Liabilities and
       Stockholders' Equity                            $  1,409      $  4,835
                                                       ========      ========



                     The accompanying notes are an integral
                       part of the financial statements.

                                       YUMMIES, INC.
                               (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS


                                                                                For the
                                                                                Period
                         For the       For the       For the      For the    June 10, 1998
                      Three Months  Three Months   Nine Months  Nine Months   (Inception)
                          Ended         Ended         Ended        Ended         Through
                         June 30,      June 30,      June 30,    June 30,       June 30,
                          2006          2005          2006         2005           2006
                      ------------  ------------   ----------   -----------  -------------
Revenues              $       --    $       --     $      --    $       --   $        --

Expenses, general
 and administrative          593         1,032         3,467         3,068        17,117
                      ------------  ------------   ----------   -----------  -------------

 Operating loss             (593)       (1,032)       (3,467)       (3,068)      (17,117)

Other income
 (expense)                    --            --            --            --            --
                      ------------  ------------   ----------   -----------  -------------

 Net loss             $     (593)   $   (1,032)    $  (3,467)   $   (3,068)  $   (17,117)
                      ============  ============   ==========   ===========  =============

Net loss per share    $       --    $       --     $      --    $       --   $      (.01)
                      ============  ============   ==========   ===========  =============







                          The accompanying notes are an integral
                             part of the financial statements.


                                            -5-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                       For the        For the      June 10, 1998
                                     Nine Months    Nine Months     (Inception)
                                        Ended          Ended          Through
                                       June 30,       June 30,        June 30,
                                         2006           2005            2006
                                     -----------    ------------  --------------

Cash flows from
 operating activities:
  Net loss                             $ (3,467)      $ (3,068)       $(17,117)

Adjustment to reconcile
 net loss to cash
 provided by operating
 activities:
  Expenses paid directly
   by shareholder                            --             --           2,263
  Increase in accounts
   payable                                   41            189           4,234
                                       --------       --------        --------

Net cash used by
  operating activities:                  (3,426)        (2,879)        (10,620)
                                       --------       --------        --------

Cash flows from
  investing activities:                      --             --              --
                                       --------       --------        --------


Cash flows from
 financing activities:
  Issuance of common
   stock                                     --             --          12,029
                                       --------       --------        --------

Net increase
 (decrease) in cash                      (3,426)        (2,879)          1,409

Cash, beginning of period                 4,835          7,728              --
                                       --------       --------        --------

Cash, end of period                    $  1,409       $  4,849        $  1,409
                                       ========       ========        ========

Interest paid                           $    --        $    --        $     --
                                       ========       ========        ========

Income taxes paid                       $    --        $    --        $     --
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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       Yummies, Inc.
                                       [Registrant]



                                       S/ Dianne Hatton-Ward
                                       -----------------------------------------
                                       Dianne Hatton-Ward- President & Treasurer

     August 4, 2006

--------------------------------------------------------------------------------