Form 10KSB
period 2006-09-30
YUMMIES INC
filed 2006-12-28
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended September 30, 2006
                                ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number       000-32361
                      -------------------------

                                  YUMMIES, INC.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                              87-0615629
------------------------------                        --------------------------
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation or organization

1981 East Murray Holiday Road, Salt Lake City, Utah               84117
---------------------------------------------------             ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code  801-272-9294
                                                ------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
       None                                               None
-------------------                    -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                                     Common
                                 ---------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [x]   No [ ]                                      (2)  Yes [x]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


                                    Page -1-

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                         Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $       -
                                                           --------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At September 30, 2006, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 30, 2006, the registrant had 2,505,000 shares of common stock issued and outstanding.

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












                                    Page -2-

                               TABLE OF CONTENTS
================================================================================

PART I
------                                                                    Page
                                                                          ----

ITEM 1.        DESCRIPTION OF BUSINESS                                      4

ITEM 2.        DESCRIPTION OF PROPERTIES                                    8

ITEM 3.        LEGAL PROCEEDINGS                                            8

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY
               HOLDERS                                                      9

PART II
-------

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                          9

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                10

ITEM 7.        FINANCIAL STATEMENTS                                        11

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                      11

ITEM 8A.       CONTROLS AND PROCEDURES                                     11

ITEM 8B.       OTHER INFORMATION                                           12

PART III
--------

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
               AND CONTROL PERSONS; COMPLIANCE WITH SECTION
               16 (a) OF THE EXCHANGE ACT                                  12

ITEM 10.       EXECUTIVE COMPENSATION                                      14

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                       15

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              15

PART IV
-------

ITEM 13.       EXHIBITS                                                    16

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES                      17


                                    Page -3-

================================================================================

                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

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


                                    Page -4-

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

         Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its

                                    Page -5-
potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

                                    Page -7-

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

    Number of Employees.

         None.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

         The Company's does not own any property

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================


    None.

                                    Page -8-

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================


    No matters were submitted to the shareholders during the 4th quarter.



                                     PART II

================================================================================

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

================================================================================

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

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker- dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the

                                    Page -9-
penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's Common stock and may affect the ability of shareholders to sell their shares.

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

    Sales of "Unregistered" and "Restricted" Securities Over The Past Three
    Years.

    None

================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

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

    Liquidity and Capital Resources
    -------------------------------

         As of September 30, 2006, the Company had minimal assets of $981 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

    Results of Operations
    ---------------------

         The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2006.


                                    Page -10-

    Year ended September 30, 2006 compared to year ended September 30, 2005
    -----------------------------------------------------------------------

         Revenues for the year ended September 30, 2006 were $-0- compared to $-0- for the year ended September 30, 2005

         Expenses for the year ended September 30, 2006 were $4,235 compared to $3,767 for the year ended September 30, 2005, an increase of $468. This increase is attributable to the increased costs of compliance with rules promulgated by the Securities & Exchange Commission.

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

================================================================================

                        ITEM 8A. CONTROLS AND PROCEDURES

================================================================================

         Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Office/ Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer/ Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. In addition, she has concluded that these controls and procedures are also effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

                                   Page -11-

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


================================================================================

                           ITEM 8B. OTHER INFORMATION

================================================================================

None

                                    PART III

================================================================================

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

================================================================================

General
-------

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                       Position
Name                       Age            Title                       Held Since

Dianne Hatton-Ward         49         President, Secretary,
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

                                    Page -12-

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

                                    Page -13-

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

         The following table sets forth as of September 30, 2006, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name                 Position              Reports Filed
              ----                 --------              -------------

              NONE

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

Cash Compensation

         There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2006, 2005, and 2004.

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


                                    Page -14-

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

         The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2006, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

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

                                    Page -15-

================================================================================

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

================================================================================

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----

Report of Burnham & Schumm P.C., Certified Public Accountants               19

Balance Sheets as of September 30, 2006 and 2005                            20

Statements of Operations for years ended September 30, 2006,
2005 and 2004 and the period June 10, 1998 to September 30,
2006                                                                        21

Statements of Changes in Stockholders' Equity for the period
June 10, 1998 to September 30, 2006                                         22

Statements of Cash Flows for the years ended September 30,
2006, 2005 and 2004 and the period June 10, 1998 to
September 30, 2006                                                          24

Notes to Financial Statements                                               26

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


                                    Page -16-

================================================================================

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

================================================================================

         Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2005 were $2320.00 and $2425.00, respectively.


         Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005 were $-0- and $-0-, respectively.

         Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and 2005 were $150.00 and $200.00, respectively. These fees related to the preparation of federal income and state franchise tax returns.

         All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2006 and 2005.

         Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2006, were approved by the Board of Directors.

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

                                              YUMMIES, INC.
                                              (Registrant)

Dated: 28th day of December, 2006.            By: S/ Dianne Hatton-Ward
                                              --------------------------------
                                              Dianne Hatton-Ward
                                              President and Director




                                   Page -17-

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of December 2006.


S/ Dianne Hatton-Ward
--------------------------------------
Dianne Hatton-Ward
Sole Director, President and Treasurer




























                                    Page -18-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 5 to the financial statements, the Company incurred a net loss of $4,235, and $3,767, respectively, during the years ended September 30, 2006 and 2005, and as of September 30, 2006, the Company's current liabilities exceeded its current assets by $3,594. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


S/ Burnham & Schumm
Salt Lake City, Utah
December 15, 2006


                                   Page -19-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2006 AND 2005



Assets
------                                                    2006          2005
                                                        ----------   ----------
Current Assets:
  Cash                                                  $      981   $    4,835
                                                        ----------   ----------
         Total current assets                                  981        4,835
                                                        ----------   ----------

         Total Assets                                   $      981   $    4,835
                                                        ==========   ==========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts Payable                                      $    4,575   $    4,194
                                                        ----------   ----------

         Total current liabilities                           4,575        4,194
                                                        ----------   ----------

Stockolders' Equity:
  Common stock, $.001 par value
    50,000,000 shares authorized,
    2,505,000 issued and outstanding                         2,505        2,505
  Additional paid-in capital                                11,787       11,787
  Deficit accumulated during the
    development stage                                      (17,886)     (13,651)
                                                        ----------   ----------

         Total Stockholders' Equity                         (3,594)         641
                                                        ----------   ----------

         Total Liabilities and Stockholders'
           Equity                                       $      981   $    4,835
                                                        ==========   ==========



                     The accompanying notes are an integral
                        part of the financial statements.


                                    Page -20-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

                                                                     For the
                                                                     Period
                                                                  June 10, 1998
                                                                   (Inception)
                      Year Ended     Year Ended     Year Ended       Through
                     September 30,  September 30,  September 30,  September 30,
                         2006            2005          2004           2006
                     -------------  -------------  -------------  -------------

Revenues             $          --  $          --  $          --  $          --

Expenses, general
  and administrative         4,235          3,767          3,638         17,886
                     -------------  -------------  -------------  -------------

    Operating loss          (4,235)        (3,767)        (3,638)       (17,886)

Other income
  (expense)                     --             --             --             --
                     -------------  -------------  -------------  -------------

    Net loss         $      (4,235) $      (3,767) $      (3,638) $     (17,886)
                     -------------  -------------  -------------  -------------

Net loss per share   $          --  $          --  $          --  $        (.01)
                     -------------  -------------  -------------  -------------



                     The accompanying notes are an integral
                        part of the financial statements.


                                    Page -21-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2006
                                                                       Deficit
                                                                     Accumulated
                                                        Additional   During the
                                      Common Stock        Paid-in    Development
                                     Shares     Amount    Capital       Stage
                                   ---------   -------  ----------   -----------
Common stock issue for
  cash at $.001/share on
  August 13, 1998                  1,000,000   $ 1,000  $       --   $       --

Common stock issued for
  cash in February 1999
  net of offering costs
  of $6,471                           17,500        18      11,011           --

Common stock returned by
  officer on December 15,
  2000                              (600,000)     (600)        600           --

6 for 1 forward stock split
  on February 5, 2001              2,087,500     2,087      (2,087)          --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder                 --        --       2,263           --

Net loss accumulated for the
  period June 10, 1998
  (inception) through
  September 30, 2003                      --        --          --       (6,246)
                                   ---------   -------  ----------   -----------

Balance, September 30, 2003        2,505,000   $ 2,505  $   11,787   $   (6,246)
                                   ---------   -------  ----------   -----------


                     The accompanying notes are an integral
                       part of the financial statements.

                                   Page -22-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2006
                                                                       Deficit
                                                                     Accumulated
                                                         Additional   During the
                                       Common Stock       Paid-in    Development
                                     Shares     Amount    Capital       Stage
                                   ---------   -------  ----------   -----------

Balance, September 30, 2003        2,505,000   $ 2,505  $   11,787   $   (6,246)

Net loss for the year ended
  September 30, 2004                      --        --          --       (3,638)
                                   ---------   -------  ----------   -----------

Balance, September 30, 2004        2,505,000     2,505      11,787       (9,884)

Net loss for the year ended
  September 30, 2005                      --        --          --       (3,767)
                                   ---------   -------  ----------   -----------

Balance, September 30, 2005        2,505,000     2,505      11,787      (13,651)

Net loss for the year ended
  September 30, 2006                      --        --          --       (4,235)
                                   ---------   -------  ----------   -----------

Balance, September 30, 2006        2,505,000   $ 2,505  $   11,787   $  (17,886)
                                   ---------   -------  ----------   -----------




                     The accompanying notes are an integral
                        part of the financial statements.



                                    Page -23-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


                                                                      For the
                                                                      Period
                                                                   June 10, 1998
                                                                    (Inception)
                         Year Ended    Year Ended     Year Ended      Through
                        September 30, September 30,  September 30, September 30,
                            2006           2005          2004          2006
                        ------------- -------------  ------------- -------------
Cash flows from
  operating activities:
    Net loss             $   (4,235)    $   (3,767)    $   (3,638)   $  (17,886)

Adjustments to reconcile
  net loss to cash
  provided by operating
  activities:
    Contribution from
      shareholder                --             --             --         2,263
    (Increase) decrease
      in prepaid
      expenses                   --             --            212            --
    Increase (decrease)
      in accounts
      payable                   381            874          1,077         4,575
                        ------------- -------------  ------------- -------------

Net cash used by
  operating activities:      (3,854)        (2,893)        (2,349)      (11,048)
                        ------------- -------------  ------------- -------------
Cash flows from
  investing activities:          --             --             --            --
                        ------------- -------------  ------------- -------------


                     The accompanying notes are an integral
                        part of the financial statements.


                                    Page -24-

                                  YUMMIES, INC.
                   YUMMIES, INC.(A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


                                                                      For the
                                                                      Period
                                                                   June 10, 1998
                                                                    (Inception)
                         Year Ended    Year Ended     Year Ended      Through
                        September 30, September 30,  September 30, September 30,
                            2006           2005          2004          2006
                        ------------- -------------  ------------- -------------

Cash flows from
  financing activities:
    Issuance of
      common stock                 --            --             --        12,029
                        ------------- -------------  ------------- -------------

Net increase (decrease)
  in cash                      (3,854)       (2,893)        (2,349)          981

Cash, beginning of
  period                        4,835         7,728         10,077            --
                        ------------- -------------  ------------- -------------

Cash, end of period     $         981 $       4,835  $       7,728 $         981
                        ------------- -------------  ------------- -------------

Interest paid           $        --   $          --  $          -- $          --
                        ------------- -------------  ------------- -------------

Income taxes paid       $        --   $          --  $          -- $          --
                        ------------- -------------  ------------- -------------




                     The accompanying notes are an integral
                        part of the financial statements.



                                    Page -25-

                                  YUMMIES, INC.
                   YUMMIES, INC.(A Development Stage Company)

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



                                    Page -26-

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

4.       Income Taxes
         ------------

         The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $17,886 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2026. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

5.       Going Concern
         -------------

         As shown in the accompanying financial statements, the Company incurred a net loss of $4,235 during year ended September 30, 2006 and accumulated losses of $17,886 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $3,594 at September 30, 2006. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.





                                    Page -27-

--------------------------------------------------------------------------------