Form 10QSB
period 2006-12-31
YUMMIES INC
filed 2007-02-12
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2006
                               ---------------------------

( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------
Commission File number        000-32361
                        --------------------

                                  YUMMIES, INC.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0615629
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
 --------------------------------------------------          -------------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                                  ------------
               Registrant's telephone number, including area code

           -----------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                         Outstanding as of December 31, 2006
      --------------------                 -----------------------------------
      Common Stock, $0.001                              2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

      ITEM 1.     Financial Statements (unaudited)...........................3

                  Balance Sheets.............................................4
                    December 31, 2006 and September 30, 2006

                  Statements of Operations
                    For the three  months ended December 31, 2006............5 and 2005 and the period June 10, 1998 to December 31, 2006

                  Statements of Cash Flows
                    For the three months ended December 31, 2006.............6 and 2005 and the period June 10, 1998 to December 31, 2006

                  Notes to Financial Statements..............................7

      ITEM 2.     Plan of Operations.........................................9

      ITEM 3.     Controls and Procedures....................................9

PART II.

      ITEM 6.     Exhibits and Reports on 8K................................10

      Signatures............................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. (development stage company) at December 31, 2006 and September 30, 2006, and the related statements of operations, and statements of cash flows, for the three ended December 31, 2006 and 2005 and the period June 16, 1977 to December 31, 2006 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    DECEMBER 31, 2006 AND SEPTEMBER 30, 2006



                                                December 31,     September 30,
                                                   2006              2006
Assets                                          ------------     -------------
------

Current Assets:
    Cash                                        $         --     $         981
                                                ------------     -------------
         Total current assets                             --               981
                                                ------------     -------------

         Total Assets                           $         --     $         981
                                                ============     =============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
    Outstanding checks in excess
      of bank balance                                  1,510                --
    Accounts Payable                                   3,921             4,575
                                                ------------     -------------

         Total current liabilities                     5,431             4,575
                                                ------------     -------------


Stockholders' Equity:
    Common stock, $.001 par value
      50,000,000 shares authorized,
      2,505,000 issued and outstanding                 2,505             2,505
    Additional paid-in capital                        11,787            11,787
    Deficit accumulated during the
      development stage                              (19,723)          (17,886)
                                                ------------     -------------

         Total Stockholders' Equity                   (5,431)           (3,594)
                                                ------------     -------------

         Total Liabilities and Stockholders'
           Equity                             $         --     $         981
                                                ============     =============





                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                  For the Period
                                        For the        For the     June 10, 1998
                                      Three Months   Three Months   (Inception)
                                         Ended          Ended         Through
                                      December 31,   December 31,   December 31,
                                         2006           2005           2006
                                      ------------   ------------ --------------

Revenues                              $         --   $         --  $         --

Expenses, general and
  administrative                             1,837          1,754        19,723
                                      ------------   ------------ --------------

    Operating loss                          (1,837)        (1,754)      (19,723)


Other income (expense)                          --             --            --
                                      ------------   ------------ --------------

    Net loss                          $     (1,837)  $     (1,754) $    (19,723)
                                      ============   ============  =============

Net loss per share                    $         --   $         --  $       (.01)
                                      ============   ============  =============


















                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                 For the Period
                                     For the        For the       June 10, 1998
                                   Three Months   Three Months     (Inception)
                                      Ended          Ended           Through
                                   December 31,   December 31,     December 31,
                                      2006           2005             2006
                                   ------------   ------------   --------------
Cash flows from
  operating activities:
    Net loss                       $     (1,837)  $     (1,754)  $      (19,723)

Adjustment to reconcile
  net loss to cash
  provided by operating
  activities:
    Expenses paid directly
      by shareholder                         --             --            2,263
    Increase (decrease) in
      accounts payable                     (654)        (1,428)           3,921
                                   ------------   ------------   --------------

Net cash used
  by operating activities                (2,491)        (3,182)         (13,539)
                                   ------------   ------------   --------------

Cash flows from
  investing activities:                      --             --               --
                                   ------------   ------------   --------------

Cash flows from
  financing activities:
    Issuance of common
      stock                                  --             --           12,029
                                   ------------   ------------   --------------

Net decrease in cash                     (2,491)        (3,182)          (1,510)

Cash, beginning of period                   981          4,835               --
                                   ------------   ------------   --------------

Cash, end of period                $     (1,510)  $      1,653   $       (1,510)
                                   ============   ============   ==============

Interest paid                      $         --   $         --   $           --
                                   ============   ============   ==============

Income taxes paid                  $         --   $         --   $           --
                                   ============   ============   ==============



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

4.   Income Taxes
     ------------

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $17,886 that may be offset against future federal income taxes. If not used, the carryforwards will expire in 2022 and 2026. Due to the Company being in a development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

5.   Going Concern
     -------------

     As shown in the accompanying financial statements, the Company incurred a net loss of $1,837 during the three months ended December 31, 2006 and accumulated losses of $19,723 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $5,431 at December 31, 2006. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Controls

     There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                              Yummies, Inc.
                                              [Registrant]


                                              S/ Dianne Hatton-Ward
                                              ----------------------------------
                                              Dianne Hatton-Ward- President
                                              & Treasurer
         February 8, 2007

--------------------------------------------------------------------------------