Form 10QSB
period 2007-03-31
YUMMIES INC
filed 2007-05-10
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2007
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission File number                         000-32361
                       ---------------------------------------------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0615629
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah               84117
-----------------------------------------------------       --------------------
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

               Class                           Outstanding as of March 31, 2007
        ---------------------                  --------------------------------
        Common  Stock, $0.001                            2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.     Financial Statements (unaudited)..............................3

               Balance Sheets March 31, 2007 and September 30, 2006 .........4

               Statements of Operations
                 For the three and six months ended March 31, 2007
                 and 2005 and the period June 10, 1998 to March 31,
                 2007 .......................................................5

               Statements of Cash Flows
                 For the three and six months ended March 31, 2007
                 and 2005 and the period June 10, 1998  to
                 March 31, 2007..............................................6

               Notes to Financial Statements.................................7

   ITEM 2.     Plan of Operations............................................9

   ITEM 3.     Controls and Procedures.......................................9

PART II.

   ITEM 6.     Exhibits and Reports on 8K...................................10

   Signatures  .............................................................10

                               PART I - FINANCIAL
                                   INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2007 and September 30, 2006, and the related statements of operations, and statements of cash flows, for the three and six months ended March 31, 2007 and 2005 and the period June 16, 1977 to March 31, 2007 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2007 AND SEPTEMBER 30, 2006



                                                    March 31,      September 30,
                                                       2007            2006
                                                  -------------   --------------
Assets
------
Current Assets:
    Cash                                          $       4,136   $         981
                                                  -------------   --------------

     Total current assets                                 4,136             981
                                                  -------------   --------------

         Total Assets                             $       4,136   $         981
                                                  =============   ==============


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
    Accounts payable                              $       2,517   $       4,575
    Interest payable                                        150              --
    Notes payable                                         8,105              --
                                                  -------------   --------------

         Total current liabilities                       10,772           4,575
                                                  -------------   --------------

Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                  2,505           2,505

    Additional paid-in capital                           11,787          11,787

    Deficit accumulated during the
        development stage                               (20,928)        (17,886)
                                                  -------------   --------------

         Total Stockholders' Equity                      (6,636)         (3,594)
                                                  -------------   --------------


         Total Liabilities and
          Stockholders' Equity                    $       4,136   $         981
                                                  =============   ==============



                   The accompanying notes are an integral part
                          of the financial statements.

                                      YUMMIES, INC.
                              (A Development Stage Company)

                                STATEMENTS OF OPERATIONS

                                                                              For the
                                                                              Period
                         For the       For the      For the     For the    June 10, 1998
                       Three Months  Three Months  Six Months  Six Months   (Inception)
                          Ended         Ended        Ended       Ended        Through
                         March 31,     March 31,    March 31,   March 31,    March 31,
                          2007          2006          2007        2006          2007
                       ------------  ------------  ----------  ----------  -------------
Revenues               $         --  $         --  $       --  $       --  $         --

Expenses, general
  and administrative          1,055         1,120       2,892       2,873        20,778
                       ------------  ------------  ----------  ----------  -------------

    Operating loss           (1,055)       (1,120)     (2,892)     (2,873)      (20,778)

Other income (expense)
  Interest expense             (150)           --        (150)         --          (150)
                       ------------  ------------  ----------  ----------  -------------

    Net loss           $     (1,205) $     (1,120) $   (3,042) $   (2,873) $    (20,928)
                       ============  ============  ==========  ==========  =============

Net loss per share     $         --  $         --  $       --  $       --  $       (.01)
                       ============  ============  ==========  ==========  =============


                       The accompanying notes are an integral part
                              of the financial statements.

                                            -5-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                            For the     For the    June 10, 1998
                                          Six Months   Six Months   (Inception)
                                            Ended        Ended        Through
                                           March 31,    March 31,    March 31,
                                             2007         2006         2007
                                          ----------   ----------  -------------
Cash flows from operating activities:
    Net loss                              $   (3,042)  $   (2,873) $    (20,928)

Adjustment to reconcile net loss to
 cash provided by operating
 activities:
      Increase (decrease) in
        accounts payable and
      interest payable                        (1,908)        (534)        2,667
      Expenses paid directly
        by shareholder                            --           --         2,263
      Accounts payable
      converted into note
      payable                                  2,105           --         2,105
                                          ----------   ----------  -------------

Net cash used by
  operating activities                        (2,845)      (3,407)      (13,893)
                                          ----------   ----------  -------------

Cash flows from
  investing activities                            --           --            --
                                          ----------   ----------  -------------

Cash flows from financing activities:
    Issuance of common
      stock                                       --           --        12,029
      Proceeds from note
      payable                                  6,000           --         6,000
                                          ----------   ----------  -------------

Net cash provided by
  financing activities                         6,000           --        18,029
                                          ----------   ----------  -------------

Net increase (decrease)
    in cash                                    3,155       (3,407)        4,136

Cash, beginning of period                        981        4,835            --
                                          ----------   ----------  -------------

Cash, end of period                       $    4,136   $    1,428  $      4,136
                                          ==========   ==========  =============

Interest paid                             $       --   $       --  $         --
                                          ==========   ==========  =============

Income taxes paid                         $       --   $       --  $         --
                                          ==========   ==========  =============


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

c)     Notes Payable

       On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. In February 2007, the Company received $6,000 cash for a one- year note payable. The two notes total $8,105 at March 31, 2007, bear interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share.

4.     Warrants and Options

       No options or warrants are outstanding to acquire the Company's common stock.

5.     Income Taxes

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

6.     Going Concern

       As shown in the accompanying financial statements, the Company incurred a net loss of $3,042 during the six months ended March 31, 2007 and accumulated losses of $20,928 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $6,636 at March 31, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                      Yummies, Inc.
                                      [Registrant]


                                      /s/ Dianne Hatton-Ward
                                      ----------------------
                                       Dianne Hatton-Ward- President & Treasurer
      May 9, 2007

--------------------------------------------------------------------------------