Form 10QSB
period 2007-06-30
YUMMIES INC
filed 2007-08-06
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007
                               ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to

Commission File number     000-32361
                       ----------------

                                  YUMMIES, INC.
                ------------------------------------------------
               (Exact name of registrant as specified in charter)

           Nevada                                              87-0615629
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah              84117
-----------------------------------------------------      -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

          Class                                  Outstanding as of June 30, 2007
    --------------------                         -------------------------------
    Common Stock, $0.001                                     2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.    Financial Statements (unaudited)...............................3

              Balance Sheets.................................................4
                 June 30, 2007 and September 30, 2006

              Statements of Operations.......................................5
                 For the three and nine months ended June 30,
                   2007 and 2006 and the period June 10, 1998
                   to June 30, 2007

              Statements of Cash Flows.......................................6
                 For the three and nine months ended June 30,
                   2007 and 2006 and the period June 10, 1998
                   to June 30, 2007

              Notes to Financial Statements..................................7

   ITEM 2.    Plan of Operations.............................................9

   ITEM 3.    Controls and Procedures........................................9

PART II.

   ITEM 6. Exhibits and Reports on 8K.......................................10
   Signatures ..............................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2007 and September 30, 2006, and the related statements of operations, and statements of cash flows, for the three and nine months ended June 30, 2007 and 2006 and the period June 16, 1977 to June 30, 2007 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      JUNE 30, 2007 AND SEPTEMBER 30, 2006


                                                      June 30,     September 30,
                                                       2007            2006
                                                    ------------   -------------

Assets
------

Current Assets:
    Cash                                            $      3,712   $        981
                                                    ------------   -------------

     Total current assets                                  3,712            981
                                                    ------------   -------------

         Total Assets                               $      3,712   $        981
                                                    ============   =============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
    Accounts payable                                $      3,418   $      4,575
    Interest payable                                         311             --
    Notes payable                                          8,105             --
                                                    ------------   -------------

         Total current liabilities                        11,834          4,575
                                                    ------------   -------------

Stockholders' Equity:
    Common stock, $.001 par value
        50,000,000 shares authorized,
        2,505,000 issued and outstanding                   2,505          2,505

    Additional paid-in capital                            11,987         11,787

    Deficit accumulated during the
        development stage                                (22,614)       (17,886)
                                                    ------------   -------------

         Total Stockholders' Equity                       (8,122)        (3,594)
                                                    ------------   -------------

         Total Liabilities and
         Stockholders' Equity                       $      3,712   $        981
                                                    ============   =============



                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                       For the
                                                                       Period
                                                                       June 10,
                         For the     For the    For the   For the       1998
                       Nine Months Nine Months Six Months Six Months (Inception)
                         Ended        Ended      Ended      Ended      Through
                        June 30,     June 30,   June 30,   June 30,    June 30,
                          2007         2006       2007       2006        2007
                      ------------  ----------- ---------- --------- -----------

Revenues              $        --   $       --  $      --  $     --  $       --

Expenses, general
  and administrative        1,524          593      4,417     3,467      22,303
                      ------------  ----------- ---------- --------- -----------

  Operating loss           (1,524)        (593)    (4,417)   (3,467)    (22,303)

Other income (expense)
  Interest expense            162           --        311        --        (311)
                      ------------  ----------- ---------- --------- -----------

  Net loss            $    (1,686)  $     (593) $  (4,728) $ (3,467) $  (22,614)
                      ============  ==========  =========  ========= ===========

Net loss per share    $        --   $       --  $      --  $     --  $     (.01)
                      ============  ==========  =========  ========= ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                  For the period
                                         For the       For the     June 10, 1998
                                        Nine Months   Nine Months  (Inception)
                                          Ended         Ended        Through
                                         June 30,      June 30,      June 30,
                                           2007          2006          2007
                                        -----------   -----------  -------------

Cash flows from
 operating activities:
    Net loss                            $    (4,728)  $    (3,467) $    (22,614)

Adjustment to reconcile
  net loss to cash provided
  by operating activities:
      Expenses paid directly
        by shareholder                          200            --         2,463
      Increase (decrease) in
      accounts payable and
      interest payable                         (846)           41         3,729
    Accounts payable
      converted into note
      payable                                 2,105            --         2,105
                                        -----------   -----------  -------------
Net cash used by
  operating activities:                      (3,269)       (3,426)      (14,317)
                                        -----------   -----------  -------------

Cash flows from
  investing activities:                          --            --            --
                                        -----------   -----------  -------------

Cash flows from financing activities:
    Issuance of common
      stock                                      --            --        12,029
    Proceeds from note
      payable                                 6,000            --         6,000
                                        -----------   -----------  -------------

Net cash provided by
  financing activities                        6,000            --        18,029
                                        -----------   -----------  -------------
Net increase (decrease)
    in cash                                   2,731        (3,426)        3,712

Cash, beginning of period                       981         4,835            --
                                        -----------   -----------  -------------

Cash, end of period                     $     3,712   $     1,409  $      3,712
                                        ===========   ===========  =============

Interest paid                           $        --   $        --  $         --
                                        ===========   ===========  =============

Income taxes paid                       $        --   $        --  $         --
                                        ===========   ===========  =============




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

    c)   Notes Payable
         -------------

    On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. In February 2007, the Company received $6,000 cash for a one-year note payable. The two notes total $8,105 at June 30, 2007, bear interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share.

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

6.  Going Concern
    -------------

    As shown in the accompanying financial statements, the Company incurred a net loss of $4,728 during the nine months ended June 30, 2007 and accumulated losses of $22,614 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $8,122 at June 30, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                        Yummies, Inc.
                                        [Registrant]


                                        /s/ Dianne Hatton-Ward
                                        ----------------------
                                        President & Treasurer
                                        August 2, 2007

--------------------------------------------------------------------------------