Form 10KSB
period 2007-09-30
YUMMIES INC
filed 2007-12-27
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2007
                                           --------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File number 000-32361
                                              -----------

                                  YUMMIES, INC.
                                 ---------------
               (Exact name of registrant as specified in charter)

          Nevada                                               87-0615629
-------------------------------                       --------------------------
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation  or organization

1981 East Murray Holiday Road, Salt Lake City, Utah              84117
----------------------------------------------------      ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                                 ----------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                   Name of each exchange on which registered
       None                                              None
--------------------                  -----------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:
                                     Common
                              --------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ] No [ ]                                        (2) Yes [ x ] No [ ]

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

At December 1, 2007, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2007, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

















                                    Page -2-

                                TABLE OF CONTENTS
================================================================================

                                                                            Page
                                                                            ----
PART I
------

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

         The Company never engaged in an active trade or business throughout the period from inception to date. By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in the proxy statement, in the use of proceeds raised in the Company's offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting


                                    Page -4-
its shares and allow the matters above to be decided by a majority of the holders of the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares held by non- affiliates and the forward split became effective that date. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

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


                                    Page -9-

    Holders

         The number of record holders of the Company's common stock as of the date of this report is approximately 25. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 East Murray- Holiday Rd., Salt Lake City, Utah 84117

    Dividends

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


    Liquidity and Capital Resources
    -------------------------------

         As of September 30, 2007, the Company had minimal assets of $3,499 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

    Results of Operations
    ---------------------

         The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2007.





                                   Page -10-

    Year ended September 30, 2007 compared to year ended September 30, 2006
    -----------------------------------------------------------------------

         Revenues for the year ended September 30, 2007 were $-0- compared to $-0- for the year ended September 30, 2006

         Expenses for the year ended September 30, 2007, including interest, were $5,293 compared to $4,235 for the year ended September 30, 2006, an increase of $1,058. This increase is attributable to the increased costs of compliance with rules promulgated by the Securities & Exchange Commission and interest accrued on outstanding notes payable.


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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                   Page -11-

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


                                    PART III


================================================================================

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

================================================================================

General
-------

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                     Position
Name                       Age         Title                        Held Since

Dianne Hatton-Ward         50      President, Secretary,
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


                                   Page -12-

         The business experience of each of the persons listed above during the past five years is as follows:

Dianne Hatton-Ward: Director and President, Secretary, Treasure

         Ms. Hatton-Ward has worked in the fields of database administration and management since 1986. She graduated fromWestminister College in Salt Lake City, Utah with a B.S. degree in Sociology in 2003. From 1994 until recently, she worked as a control scheduler at Qwest Communications International, Inc. , which in 2004 was acquired by IBM, where she was responsible for the design and support of several applications such as client interfacing, job applications, and job-flows. Presently she is not employed.

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


                                   Page -13-

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

The following table sets forth as of September 30, 2007, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

           Name              Position               Reports Filed
           ----              --------               -------------

           NONE

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2007, 2006, and 2005.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None

Compensation of Directors

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person


                                   Page -14-
because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2007, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address                 Amount and Nature of                   Percent
Beneficial Owner                 Beneficial Ownership                   of Class
----------------                 ---------------------                  --------

Dianne Hatton-Ward (Pres/Dir)         1,600,000*                          63.9%
1129 East 5690 South
Salt Lake City, Utah 84121

All officers and
directors as a group                  1,600,000                           63.9%

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

         On February 9, 2007 a stockholder of the Company loaned the Company $6,000. The note matures in one year and earns interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.


                                   Page -15-

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


================================================================================

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

================================================================================

         (a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                          Page
-----------------                                                          ----

Report of Burnham & Schumm P.C., Certified Public Accountants               19

Balance Sheets as of September 30, 2007 and 2006                            20

Statements of Operations for years ended September 30, 2007,
2006 and 2005 and the period June 10, 1998 to September 30, 2007            21

Statements of Changes in Stockholders' Equity for the period
June 10, 1998 to September 30, 2007                                         22

Statements of Cash Flows for the years ended September 30,
2007, 2006 and 2005 and the period June 10, 1998 to
September 30, 2007                                                          24

Notes to Financial Statements                                               26

(a)(2)  Financial  Statement   Schedules.   The  following  financial  statement
schedules are included as part of this report:

None.







                                   Page -16-

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


================================================================================

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

================================================================================

         Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2007 and 2006 were $2,900.00 and $2320.00, respectively.

         Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2007 and 2006 were $-0- and $-0-, respectively.

         Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2007 and 2006 were $150.00 and $150.00, respectively. These fees related to the preparation of federal income and state franchise tax returns.

         All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2007 and 2006.

         Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 31, 2007, were approved by the Board of Directors.



                                   Page -17-

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

                                            YUMMIES, INC.
                                            (Registrant)

    Dated: 24th day of December, 2007.      By: S/ Dianne Hatton-Ward
                                            --------------------------------
                                            Dianne Hatton-Ward
                                            President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of December 2007.


S/ Dianne Hatton-Ward
--------------------------------------
Dianne Hatton-Ward
Sole Director, President and Treasurer





















                                   Page -18-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2007, 2006, and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years ended September 30, 2007, 2006, and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $5,293, and $4,235, respectively, during the years ended September 30, 2007 and 2006, and as of September 30, 2007, the Company's current liabilities exceeded its current assets by $8,687. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/Burnham & Schumm
Salt Lake City, Utah
December 21, 2007




                                   Page -19-

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                           SEPTEMBER 30, 2007 AND 2006



                                                           2007           2006
                                                         --------      --------
Assets
------

Current Assets:
  Cash                                                   $  3,499      $    981
                                                         --------      --------

     Total current assets                                   3,499           981
                                                         --------      --------

     Total Assets                                        $  3,499      $    981
                                                         ========      ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                       $  3,606      $  4,575
  Interest payable                                            168            --
  Interest payable, stockholder                               307            --
  Note payable                                              2,105            --
  Note payable, stockholder                                 6,000            --
                                                         --------      --------

     Total current liabilities                             12,186         4,575
                                                         --------      --------


Stockholders' Equity:
  Common stock, $.001 par value
     50,000,000 shares authorized,
     2,505,000 issued and outstanding                       2,505         2,505
  Additional paid-in capital                               11,987        11,787
  Deficit accumulated during the
     development stage                                    (23,179)      (17,886)
                                                         --------      --------

     Total Stockholders' Equity                            (8,687)       (3,594)
                                                         --------      --------

     Total Liabilities and Stockholders'
       Equity                                            $  3,499      $    981
                                                         ========      ========




                     The accompanying notes are an integral
                        part of the financial statements.


                                   Page -20-

                                      YUMMIES, INC.
                              (A Development Stage Company)

                                STATEMENTS OF OPERATIONS

                      YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005


                                                                            For the
                                                                            Period
                                                                         June 10, 1998
                                                                          (Inception)
                          Year Ended      Year Ended      Year Ended        Through
                         September 30,   September 30,   September 30,   September 30,
                             2007            2006            2005            2007
                         -------------   -------------   -------------   -------------
Revenues                 $         --    $          --   $          --   $          --

Expenses, general
and administrative               4,818           4,235           3,767          22,704
                         -------------   -------------   -------------   -------------

    Operating loss              (4,818)         (4,235)         (3,767)        (22,704)

Other income (expense)
  Interest expense                (475)             --              --            (475)
                         -------------   -------------   -------------   -------------

    Net loss             $      (5,293)  $      (4,235)  $      (3,767)  $     (23,179)
                         =============   =============   =============   =============

Net loss per share       $          --   $          --   $          --   $        (.01)
                         =============   =============   =============   =============

Weighted average
  shares outstanding         2,505,000       2,505,000       2,505,000       2,432,277
                         =============   =============   =============   =============


                         The accompanying notes are an integral
                            part of the financial statements.


                                       Page -21-


                                  YUMMIES, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                           THROUGH SEPTEMBER 30, 2007


                                                                            Deficit
                                                                           Accumulated
                                       Common Stock          Additional    During the
                                 ------------------------     Paid-in      Development
                                   Shares        Amount       Capital        Stage
                                 ----------    ----------    ----------    ----------

Common stock issue for
  cash at $.001/share on
  August 13, 1998                 1,000,000    $    1,000      $     --      $     --

Common stock issued for
  cash in February 1999 net
  of offering costs of $6,471        17,500            18        11,011            --

Common stock returned by
  officer on December 15, 2000     (600,000)         (600)          600            --

6 for 1 forward stock split
  on February 5, 2001             2,087,500         2,087        (2,087)           --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder                --            --         2,263            --

Net loss accumulated for the
  period June 10, 1998
  (inception) through
  September 30, 2004                     --            --            --        (9,884)
                                 ----------    ----------    ----------    ----------

Balance, September 30, 2004       2,505,000    $    2,505    $   11,787    $   (9,884)
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


                                      Page -22-


                                     YUMMIES, INC.
                             (A Development Stage Company)

                    STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                       FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
                              THROUGH SEPTEMBER 30, 2007


                                                                            Deficit
                                                                           Accumulated
                                       Common Stock          Additional    During the
                                 ------------------------     Paid-in      Development
                                   Shares        Amount       Capital        Stage
                                 ----------    ----------    ----------    ----------

Balance, September 30, 2004       2,505,000    $    2,505    $   11,787    $   (9,884)

Net loss for the year ended
  September 30, 2005                     --            --            --        (3,767)
                                 ----------    ----------    ----------    ----------

Balance, September 30, 2005       2,505,000         2,505        11,787       (13,651)

Net loss for the year ended
  September 30, 2006                     --            --            --        (4,235)
                                 ----------    ----------    ----------    ----------

Balance, September 30, 2006       2,505,000         2,505        11,787       (17,886)

Contribution by shareholder
  for company expenses paid
  directly by shareholder                --            --           200            --

Net loss for the year ended
  September 30, 2007                     --            --            --        (5,293)
                                 ----------    ----------    ----------    ----------

Balance, September 30, 2007       2,505,000    $    2,505    $   11,987    $  (23,179)
                                 ==========    ==========    ==========    ==========



                        The accompanying notes are an integral
                           part of the financial statements.


                                      Page -23-

                                         YUMMIES, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005


                                                                                  For the
                                                                                  Period
                                                                               June 10, 1998
                                                                                (Inception)
                             Year Ended        Year Ended      Year Ended         Through
                            September 30,    September 30,    September 30,    September 30,
                                2007              2006            2005              2007
                            -------------    -------------    -------------    -------------
Cash flows from
 operating activities:
   Net loss                 $      (5,293)   $      (4,235)   $      (3,767)   $     (23,179)

Adjustments to reconcile
 net loss to cash
 provided by operating
 activities:
   Contribution from
    shareholder                       200               --               --            2,463
   Accounts payable
    converted into
    note payable                    2,105               --               --            2,105
   Increase (decrease)
    in accounts payable              (969)             381              874            3,606
   Increase in interest
    payable                           475               --               --              475
                            -------------    -------------    -------------    -------------

Net cash used by
 operating activities:             (3,482)          (3,854)          (2,893)         (14,530)
                            -------------    -------------    -------------    -------------

Cash flows from
 investing activities:                 --               --               --               --
                            -------------    -------------    -------------    -------------




                            The accompanying notes are an integral
                               part of the financial statements.


                                          Page -24-


                                         YUMMIES, INC.
                                 (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS - CONTINUED

                         YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
                                                                                  For the
                                                                                  Period
                                                                               June 10, 1998
                                                                                (Inception)
                             Year Ended        Year Ended      Year Ended         Through
                            September 30,    September 30,    September 30,    September 30,
                                2007              2006            2005              2007
                            -------------    -------------    -------------    -------------

Cash flows from
 financing activities:
   Proceeds from related
    party borrowing                 6,000               --               --            6,000
   Issuance of
    common stock                       --               --               --           12,029
                            -------------    -------------    -------------    -------------
Net cash provided by
 financing activities               6,000               --               --           18,029
                            -------------    -------------    -------------    -------------
Net increase (decrease)
 in cash                            2,518           (3,854)          (2,893)           3,499

Cash, beginning of period             981            4,835            7,728               --
                            -------------    -------------    -------------    -------------

Cash, end of period         $       3,499    $         981    $       4,835    $       3,499
                            =============    =============    =============    =============

Interest paid               $          --    $          --    $          --    $          --
                            =============    =============    =============    =============

Income taxes paid           $          --    $          --    $          --    $          --
                            =============    =============    =============    =============
Accounts payable
 converted into note
 payable                    $       2,105    $          --    $          --    $       2,105
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

2.   Note Payable
     ------------

     On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance of $2,105 at September 30, 2007 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share.

3.   Note Payable, Stockholder
     -------------------------

     On February 9, 2007 a stockholder of the Company loaned the Company $6,000. The note matures in one year and earns interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.


                                   Page -26-

-----------------------------------------

4.   Issuance of Common Stock
     ------------------------

     On August 13, 1998, the Company issued 1,000,000 shares its $.001 par value common stock for an aggregate price of $1,000.

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

5.   Warrants and Stock Options
     --------------------------

     No options or warrants are outstanding to acquire the Company's common stock.

6.   Income Taxes
     ------------

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $23,179 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2027. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.


                                   Page -27-

-----------------------------------------

7.   Going Concern
     -------------

     As shown in the accompanying financial statements, the Company incurred a net loss of $5,293 during year ended September 30, 2007 and accumulated losses of $23,179 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $8,687 at September 30, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


























                                   Page -28-

--------------------------------------------------------------------------------