Form 10QSB
period 2007-12-31
YUMMIES INC
filed 2008-02-13
CIK 1073748

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2007
                               ------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    -------------------
Commission File number           000-32361
                       -------------------------------------

                                  YUMMIES, INC.
             -------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0615629
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd, Salt Lake City, Utah                 84117
---------------------------------------------------          -------------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code



             -------------------------------------------------------
        (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

            Class                         Outstanding as of January 31, 2008
          ---------                      ------------------------------------
     Common  Stock, $0.001                           2,505,000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.

   ITEM 1.    Financial Statements (unaudited)................................3

              Balance Sheets..................................................4
                December 31, 2007 and September 30, 2007

              Statements of Operations........................................5
                For the three months ended December 31, 2007 and 2006
                and the period June 10, 1998 to December 31, 2007

              Statements of Cash Flows........................................6
                For the three months ended December 31, 2007 and 2006
                and the period June 10, 1998  to December 31, 2007

              Notes to Financial Statements...................................7

   ITEM 2.    Plan of Operations..............................................9

   ITEM 3.    Controls and Procedures.........................................9

PART II.

   ITEM 6. Exhibits and Reports on 8K........................................10

   Signatures        ........................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2007 and September 30, 2007, and the related statements of operations, and statements of cash flows, for the three months ended December 31, 2007 and 2006 and the period June 10, 1998 to December 31, 2007 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2007, are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                    DECEMBER 31, 2007 AND SEPTEMBER 30, 2007



                                                December 31,      September 30,
                                                    2007              2007
                                                ------------     ---------------
Assets
------

Current Assets:
    Cash                                        $        440     $        3,499
                                                ------------     ---------------

     Total current assets                                440              3,499
                                                ------------     ---------------

         Total Assets                           $        440     $        3,499
                                                ============     ===============


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
    Accounts Payable                            $      2,723     $        3,606
    Interest Payable                                     210                168
    Interest Payable, stockholder                        427                307
    Notes payable                                      2,105              2,105
    Note Payable, stockholder                          6,000              6,000
                                                ------------     ---------------

         Total current liabilities                    11,465             12,186
                                                ------------     ---------------


Stockholders' Equity:
  Common stock, $.001 par value
    50,000,000 shares authorized,
    2,505,000 issued and outstanding                   2,505              2,505
  Additional paid-in capital                          11,987             11,987
  Deficit accumulated during the
        development stage                            (25,517)           (23,179)
                                                ------------     ---------------

         Total Stockholders' Equity                  (11,025)            (8,687)
                                                ------------     ---------------

         Total Liabilities and Stockholders'
         Equity                                 $        440     $        3,499
                                                ============     ===============


                      The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                  For the Period
                                        For the       For the      June 10, 1998
                                      Three Months  Three Months    (Inception)
                                         Ended         Ended          Through
                                      December 31,  December 31,    December 31,
                                         2007          2006            2007
                                      ------------  ------------  --------------



Revenues                              $         --  $         --  $          --

Expenses, general and
  administrative                             2,176         1,837         24,880
                                      ------------  ------------  --------------

    Operating loss                          (2,176)       (1,837)       (24,880)

Other income (expense)
  Interest expense                             162            --            637
                                      ------------  ------------  --------------

    Net loss                          $     (2,338) $     (1,837) $     (25,517)
                                      ============  ============  ==============

Net loss per share                    $         --  $         --  $        (.01)
                                      ============  ============  ==============

Weighted Average Shares
  Outstanding                            2,505,000     2,505,000      2,434,174
                                      ============  ============  ==============


                      The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                  For the Period
                                        For the       For the      June 10, 1998
                                      Three Months  Three Months    (Inception)
                                         Ended         Ended          Through
                                      December 31,  December 31,    December 31,
                                         2007          2006            2007
                                      ------------  ------------  --------------

Cash flows from operating activities:
    Net loss                          $     (2,338) $     (1,837) $     (25,517)

Adjustment to reconcile net loss
  to cash provided by operating
  activities:
     Expenses paid directly
      by shareholder                            --            --          2,463
    Accounts payable converted
      Into note payable                         --            --          2,105
    Increase in interest
      payable                                  162            --            637
    Increase (decrease) in
      accounts payable                        (883)         (654)         2,723
                                      ------------  ------------  --------------
  Net cash used
  by operating activities                   (3,059)       (2,491)       (17,589)
                                      ------------  ------------  --------------

Cash flows from
  investing activities                          --            --             --
                                      ------------  ------------  --------------

Cash flows from financing activities:
    Proceeds from related party
      borrowing                                 --            --          6,000

    Inssuance of common
      stock                                     --            --         12,029
                                      ------------  ------------  --------------

Net cash provided by
  financing activities                                                   18,029
                                                                  --------------
 Net increase (decrease)
   in cash                                  (3,155)       (2,491)           440


Cash, beginning of period                    3,499           981             --
                                      ------------  ------------  --------------

Cash, end of period                   $        440  $     (1,510) $         440
                                      ============  ============  ==============

Interest paid                         $         --  $         --  $          --
                                      ============  ============  ==============

Income taxes paid                     $         --  $         --  $          --
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

    a. Summary of Business
       --------------------

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

2.  Note Payable
    ------------

    On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance $2,105 at September 30, 2007, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share.

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

7.  Going Concern
    -------------

    As shown in the accompanying financial statements, the Company incurred a net loss of $2,338 during the period ended December 31, 2007 and accumulated losses of $25,517 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $11,025 at December 31, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

 -------------------------------------------------------------------------------

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

Changes in Internal Controls

         There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                              Yummies, Inc.
                                              [Registrant]


                                              Dianne Hatton-Ward
                                              ---------------------------
                                              President & Treasurer
         February 11, 2007

--------------------------------------------------------------------------------