Form 10QSB
period 2008-03-31
YUMMIES INC
filed 2008-05-12
CIK 1073748

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2008
                               -------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission File number             000-32361
                       ----------------------------------

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

                  Class                       Outstanding as of March 31, 2008
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

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.

  ITEM 1.   Financial Statements (unaudited)................................3

            Balance Sheets
               March 31, 2008 and September 30, 2007........................4

            Statements of Operations
               For the three and six months ended March 31, 2008
               and 2007 and the period June 10, 1998 to
               March 31, 2008...............................................5

            Statements of Cash Flows
               For the six months ended March 31, 2008 and 2007
               and the period June 10, 1998  to March 31, 2008..............6

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

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2008 and September 30, 2007, and the related statements of operations, and statements of cash flows, for the three and six months ended March 31, 2008 and 2007 and the period June 16, 1977 to March 31, 2008 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2008, are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                      MARCH 31, 2008 AND SEPTEMBER 30, 2007


                                                   March 31,       September 30,
                                                     2008              2007
                                                 --------------   --------------
Assets
------

Current Assets:
   Cash                                          $        5,230   $       3,499
                                                 --------------   --------------

         Total current assets                             5,230           3,499
                                                 --------------   --------------

         Total Assets                            $        5,230   $       3,499
                                                 ==============   ==============

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
   Accounts payable                              $        3,142   $       3,606
   Interest payable                                         252             168
   Interest payable, stockholders                           613             307
   Note payable                                           2,105           2,105
   Notes payable, stockholders                           11,000           6,000
                                                 --------------   --------------

         Total current liabilities                       17,112          12,186
                                                 --------------   --------------

Stockholders' Equity:
   Common stock, $.001 par value
      50,000,000 shares authorized,
      2,505,000 issued and outstanding                    2,505           2,505

   Additional paid-in capital                            11,987          11,987

   Deficit accumulated during the
      development stage                                 (26,374)        (23,179)
                                                 --------------   --------------

         Total Stockholders' Equity                     (11,882)         (8,687)
                                                 --------------   --------------

         Total Liabilities and
           Stockholders' Equity                  $        5,230   $       3,499
                                                 ==============   ==============



                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                                                       For the
                                                                       Period
                      For the     For the     For the      For the     June 10,
                       Three       Three        Six         Six         1998
                      Months       Months      Months      Months    (Inception)
                       Ended       Ended       Ended        Ended      Through
                      March 31,   March 31,   March 31,   March 31,   March 31,
                       2008        2007         2008        2007        2008
                    -----------   ---------   ----------  ----------  ----------



Revenues            $        --   $      --   $       --  $       -- $       --

Expenses,
  general and
  administrative            629       1,055        2,805       2,892     25,509
                    -----------   ---------   ----------  ----------  ----------

    Operating loss         (629)     (1,055)      (2,805)     (2,892)   (25,509)

Other income
  (expense)
    Interest expense       (228)       (150)        (390)       (150)      (865)
                    -----------   ---------   ----------  ----------  ----------

    Net loss        $      (857)  $  (1,205)  $   (3,195) $   (3,042)$  (26,374)
                    ===========   =========   ==========  ========== ===========

Net loss per share  $        --   $      --   $       --  $       -- $     (.01)
                    ===========   =========   ==========  ========== ===========




                     The accompanying notes are an integral
                        part of the financial statements.

                                  YUMMIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                 For the period
                                    For the        For the       June 10, 1998
                                   Six Months     Six Months      (Inception)
                                     Ended          Ended           Through
                                    March 31,      March 31,        March 31,
                                      2008           2007             2008
                                  ------------   ------------   ----------------
Cash flows from
  operating activities:
    Net loss                      $     (3,195)  $     (3,042)  $       (26,374)

Adjustment to reconcile net
  loss to cash provided by
  operating activities:
    Increase (decrease) in
      accounts payable and
      interest payable                     (74)        (1,908)            4,007
    Expenses paid directly
      by shareholder                        --             --             2,463
    Accounts payable
      converted into note
      payable                               --          2,105             2,105
                                  ------------   ------------   ----------------

Net cash used by
  operating activities                  (3,269)        (2,845)          (17,799)
                                  ------------   ------------   ----------------

Cash flows from
  investing activities                      --             --                --
                                  ------------   ------------   ----------------

Cash flows from financing
  activities:
    Issuance of common
      stock                                 --             --            12,029
    Proceeds from note
      payable                            5,000          6,000            11,000
                                  ------------   ------------   ----------------

Net cash provided by
  financing activities                   5,000          6,000            23,029
                                  ------------   ------------   ----------------

Net increase (decrease)
    in cash                              1,731          3,155             5,230

Cash, beginning of period                3,499            981                 -
                                  ------------   ------------   ----------------
Cash, end of period               $      5,230   $      4,136   $         5,230
                                  ============   ============   ================

Interest paid                     $         --   $         --   $            --
                                  ============   ============   ================
Income taxes paid                 $         --   $         --   $            --
                                  ============   ============   ================


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

2.       Note Payable
         ------------

         On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance is $2,105 at March 31, 2008, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share.

3.       Notes Payable, Stockholders
         ---------------------------

         At March 31, 2008 and September 30, 2007 loans from stockholders totaled $11,000 and $6,000 respectively. The notes mature in one year and earn interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.

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

7.       Going Concern
         -------------

         As shown in the accompanying financial statements, the Company incurred a net loss of $3,195 during the six months ended March 31, 2008 and accumulated losses of $26,374 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $11,882 at March 31, 2008. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

--------------------------------------------------------------------------------

                         ITEM 3. CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Our Chief Executive Officer/Chief Financial Officer, as of the date of the end of the period covered by this Form 10-KSB, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. In making this assessment, our Chief Executive Officer/Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

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

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                              Yummies, Inc.
                                              [Registrant]


                                              /s/ Dianne Hatton-Ward
                                              ----------------------
                                              President & Treasurer

         May 12, 2008

--------------------------------------------------------------------------------