Form 10QSB
period 2008-06-30
YUMMIES INC
filed 2008-07-31
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2008

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission File number                000-32361

YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

801-272-9294
Registrant=s telephone number, including area code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

Class	Outstanding as of June 30, 2008
Common Stock, $0.001	2,505,000

INDEX

Page Number
PART I.

ITEM 1. Financial Statements (unaudited)	3

Balance Sheets	4
June 30, 2008 and September 30, 2007

Statements of Operations
For the three and nine months ended June 30, 2008 and 2007
and the period June 10, 1998 to June 30, 2008	5

Statements of Cash Flows
For the nine months ended June 30, 2008 and 2007
and the period June 10, 1998 to June 30, 2008	6

Notes to Financial Statements	7

ITEM 2. Plan of Operations	9

ITEM 3. Controls and Procedures	10

PART II.

ITEM 6. Exhibits and Reports on 8K	10
Signatures	10

  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc.  ( development stage company)  at June 30, 2008 and September 30, 2007, and the related  statements of operations for the three and nine months ended June 30, 2008 and 2007 and the period June 16, 1977  to June 30, 2008 , and statements of cash flows for the nine months ended June 30, 2008 and 2007 and the period June 16, 1977  to June 30, 2008  have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended June 30, 2008, are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30,  2008 AND SEPTEMBER 30,  2007

	June 30,	September 30,
	2008	2007
Assets

Current Assets:
Cash	$5,021	$3,499

Total current assets	5,021	3,499

Total Assets	$5,021	$3,499

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$3,511	$3,606
Interest payable	1,128	475
Note payable	2,105	2,105
Notes payable, stockholders	11,000	6,000

Total current liabilities	17,744	12,186

Stockholders' Deficit:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during the
development stage	(27,215)	(23,179)

Total Stockholders' Deficit	(12,723)	(8,687)

Total Liabilities and
Stockholders' Deficit	$5,021	$3,499

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues	$--	$--	$--	$--	$--

Expenses, general
and administrative	577	1,524	3,383	4,417	26,087

Operating loss	(577)	(1,524)	(3,383)	(4,417)	(26,087)

Other income (expense)
Interest expense	(263)	(162)	(653)	(311)	(1,128)

Net loss	$(840)	$(1,686)	$(4,036)	$(4,728)	$(27,215)

Net loss per share	$--	$--	$--	$--	$(.01)

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(4,036)	$(4,728)	$(27,215)

Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	--	200	2,463
Increase (decrease) in accounts payable and interest payable	558	(846)	4,639
Accounts payable converted into note payable	--	2,105	2,105
Net cash used by operating activities	(3,478)	(3,269)	(18,008)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	12,029
Proceeds from note payable	5,000	6,000	11,000
Net cash provided by financing activities	5,000	6,000	23,029

Net increase in cash	1,522	2,731	5,021

Cash, beginning of period	3,499	981	--

Cash, end of period	$5,021	$3,712	$5,021

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

d.          Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates

2.         Notes Payable

On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance is $2,105 at June 30, 2008 and September 30, 2007, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share.

3.         Notes Payable, Stockholders

At June 30, 2008 and September 30, 2007 loans from stockholders totaled $11,000 and $6,000, respectively. The notes mature in one year and earn interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.

Notes to Financial Statements - Continued

4.         Issuance of Common Stock

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

7.         Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,036 during the nine months ended June 30, 2008 and accumulated losses of $27,215 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $12,723 at June 30, 2008. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      ITEM 2.   PLAN OF OPERATIONS

The Company=s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Three and Nine Month Period Ended June 30, 2008 and 2007

The Company did not generate any revenue during the three and nine months ended June 30, 2008 and 2007.

General and administrative expenses were $577 for the three months and $3,383 for the nine months ended June 30, 2008, compared to general and administrative expenses of $1,524 and $4,417, respectively, for the same period in 2007.  Interest expense was $263 for the three months and $653 for the nine months ended June 30, 2008 compared to $162 and $ 311, respectively, for the same period in 2007. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $840 for the three months and $4,036 for the nine months ended March 31, 2008 compared to $1,686 and $4,728, respectively, for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At March June 30, 2008, assets consisted of $5,021 in cash.  Liabilities consisted of $3,511 in accounts payable, $1,128 in accrued interest, a note payable of $2,105, and a $11,000 note payable to a stockholder, for total liabilities of $17,744, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from a stockholders of the Company.  At June 30, 2008 the outstanding balance is $11,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $7,000.  Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses.  Management may attempt to raise additional capital for its current operational needs through loans from its officers or shareholders, debt financing, equity financing or a combination of financing options.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president /chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1    Certification by the Chief Executive Officer/Acting Chief Financial OfficerRelating to a Periodic Report Containing Financial Statements.*

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
President & Treasurer

July 29, 2008