Form 10KSB
period 2008-09-30
YUMMIES INC
filed 2008-12-22
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
 For the fiscal year ended     September 30, 2008

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File number     000-32361

     YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

1981 East Murray Holladay Road , Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code        801-272-9294

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12 (g ) of the Act:
Common
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

Page - 1 -

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ X ] No [ ]

State issuer's revenues for its most recent fiscal year:  $   -

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 1, 2008, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2008, the registrant had 2,505,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or © under the Securities Act of 1933: None

Page - 2 -

Page - 3 -

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

YUMMIES, INC., (hereinafter “The Company”) was originally incorporated on June 11, 1998, pursuant to the Nevada Business Corporation Act.  Its Articles of Incorporation provide for authorized capital of Fifty Million (50,000,000) shares of common stock with a $0.001 par value. The Company was formed with the stated purpose of engaging in the business of rental of boats and personal water craft and engaging in any other lawful business activity. In pursuing its business objective, the Company undertook offering of 40,000 shares of its common stock at $1.00 share pursuant to Rule 504 of Regulation D, as promulgated by the US Securities and Exchange Commission, and pursuant to sate law exemptions from registration in the States of Utah and Florida. The specific purpose of the offering was to allow the Company to raise sufficient funds to purchase one water ski boat with trailer to be rented to recreational users at various lakes in the Wasatch front. Specifically the use of proceeds provided for the below allocations, assuming the maximum was sold:

Costs of Offering	$10,000

Acquisition of Ski boat & Trailer	$25,000

Operating Capital	$5,000

Total:	$40,000

Because of changes in Rule 504 that became effective April 7, 1999, the Company was unable to offer its securities for sale past that date, having sold only 17,500 shares and raising $17,500.  After that point in time the Company sought other avenues for accomplishing its goal. Those included raising additional monies through a private placement, seeking financing for part of the costs of the boat & trailer, and looking at used boats rather than new boats. None of these were successful. The ultimate result of the Company’s efforts was that it does not have sufficient funds to pursue its initial business plan. As of December 31, 2000 the Company’s assets consisted of $12,029 on deposit at the Company’s bank.

 The Company never engaged in an active trade or business throughout the period from inception to date.  By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in  the proxy statement, in the use of proceeds raised in the Company’s offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting its shares and allow the matters above to be decided by a majority of the holders of the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares held by non-affiliates and the forward split became effective that date. The Company has since been  in the development stage and has been  engaged in the activity of  seeking profitable business opportunities.

Page - 4 -

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

Page - 5 -

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

Page - 6 -

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

Page - 7 -

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

Number of Employees.

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's does not  own any property

ITEM 3.  LEGAL PROCEEDINGS

None.

Page - 8 -

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to the shareholders during the 4th quarter.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no "public market" for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is not aware of any transactions having taken place thereon and no assurance can be given that any public market for the Company’s shares will develop or be maintained.

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

Page - 9 -

Holders

The number of record holders of the Company's common stock as of the date of this report is approximately 25. The Company’s transfer agent is Interwest Transfer Company, Inc., 1981 East Murray-Holiday Rd., Salt Lake City, Utah 84117

Dividends

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

None

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had minimal assets of $4,778 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2008.

Year ended September 30, 2008 compared to year ended September 30, 2007

Revenues for the year ended September 30, 2008 were $-0- compared to $-0- for the year ended September 30, 2007

Expenses for the year ended September 30, 2008, including interest, were $4,931 compared to $5,293  for the year ended September 30, 2007, a decrease of $362. This decrease is attributable to the slightly decreased costs of compliance with rules promulgated by the Securities & Exchange Commission.

Page - 10 -

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are  included following the signature page to this form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Page - 11 -

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (I) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2008..

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

Page - 12 -

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Title	Position Held Since

Dianne Hatton-Ward	51	President, Secretary, Treasurer and Director	6/6/2000

All  directors  hold office until the next annual  meeting of  stockholders  and until  their  successors  have been duly  elected  and  qualified.  There are no agreements  with  respect to the  election  of  directors.  The  Company has not compensated its directors for service on the Board of Directors or any committee thereof.  As of the date  hereof,  no  director  has  accrued  any  expenses  or compensation. Officers are appointed annually by the Board of Directors and each executive  officer  serves  at the  discretion  of the Board of  Directors.  The Company does not have any standing committees at this time. The Company does not have separate audit or compensation committees, as a result thereof the Company’s entire board of directors acts as the compensation and audit committee.

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

Page - 13 -

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

The following table sets forth as of September 30, 2008, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

Page - 14 -

ITEM 10.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2008, 2007, and 2006.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2008, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Dianne Hatton-Ward (Pres/Dir)	1,600,000*	63.9%
1129 East 5690 South
Salt Lake City, Utah 84121

All officers and
directors as a group	1,600,000	63.9%

* After 6 to one forward split on February 5, 2001.

Page - 15 -

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On February 9, 2007 a stockholder of the Company loaned the Company $6,000 and on January 10, 2008 another shareholder loaned the Company $5,000 .Each note matures in one year and earns interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.

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

Page - 16 -

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements. The following financial statements are included in this report:

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

Page - 17 -

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2008 and 2007 were $3,125.00 and $2900.00, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2008 and 2007 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2008 and 2007 were $150 and $150.00, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2008 and 2007.

 Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2008, were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMMIES, INC.
(Registrant)

Dated: 19th day of December, 2008.	By:S/ Dianne Hatton-Ward
Dianne Hatton-Ward
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19thday of December 2008.

S/ Dianne Hatton-Ward
Dianne Hatton-Ward
Sole Director, President and Treasurer

Page - 18 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2008, 2007, and 2006. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended September 30, 2008, 2007, and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $4,931, and $5,293, respectively, during the years ended September 30, 2008 and 2007, and as of September 30, 2008, the Company’s current liabilities exceeded its current assets by $13,618. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/ Burnham & Schumm
Salt Lake City, Utah
November 14, 2008

Page - 19 -

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2008 AND 2007

Assets

	2008	2007
Current Assets:
Cash	$4,778	$3,499

Total current assets	4,778	3,499

Total Assets	$4,778	$3,499

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,901	$3,606
Interest payable	336	168
Interest payable, stockholder	1,054	307
Note payable	2,105	2,105
Notes payable, stockholders	11,000	6,000

Total current liabilities	18,396	12,186

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during thedevelopment stage	(28,110)	(23,179)

Total Stockholders' Equity	(13,618)	(8,687)

Total Liabilities and Stockholders' Equity	$4,778	$3,499

The accompanying notes are an integral
part of the financial statements.

Page - 20 -

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

				For the
				Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2006	2008

Revenues	$--	$--	$--	$--

Expenses, general and administrative	4,016	4,818	4,235	26,720

Operating loss	(4,016)	(4,818)	(4,235)	(26,720)

Other income (expense)
Interest expense	(915)	(475)	--	(1,390)

Net loss	$(4,931)	$(5,293)	$(4,235)	$(28,110)

Net loss per share	$--	$--	$--	$(.01)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,439,314

The accompanying notes are an integral
part of the financial statements.

Page - 21 -

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Common stock issue for cash at $.001/share on August 13, 1998	1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for Company expenses paid directly by shareholder	–	--	2,263	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2005	--	--	--	(13,651)

Balance, September 30, 2005	2,505,000	$2,505	$11,787	$(13,651)

The accompanying notes are an integral
part of the financial statements.

Page - 22 -

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2005	2,505,000	$2,505	$11,787	$(13,651)

Net loss for the year ended September 30, 2006	--	--	--	(4,235)

Balance, September 30, 2006	2,505,000	2,505	11,787	(17,886)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	200	--

Net loss for the year ended September 30, 2007	--	--	--	(5,293)

Balance, September 30, 2007	2,505,000	2,505	11,987	(23,179)

Net loss for the year ended September 30, 2008	–-	--	--	(4,931)

Balance, September 30, 2008	2,505,000	$2,505	$11,987	$(28,110)

The accompanying notes are an integral
part of the financial statements.

Page - 23 -

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

				For the
				Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2006	2008
Cash flows from operating activities:
Net loss	$(4,931)	$(5,293)	$(4,235)	$(28,110)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from Shareholder	--	200	--	2,463
Accounts payable converted into note payable	--	2,105	–-	2,105
Increase (decrease) in accounts payable	295	(969)	381	3,901
Increase in interest Payable	915	475	--	1,390

Net cash used by operating activities:	(3,721)	(3,482)	(3,854)	(18,251)
Cash flows from investing activities:	--	--	--	--

The accompanying notes are an integral
part of the financial statements.

Page - 24 -

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

				For the Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2006	2008
Cash flows from financing activities:
Proceeds from related party borrowing	5,000	6,000	–-	11,000
Issuance of common stock	--	--	--	12,029
Net cash provided by financing activities	5,000	6,000	–-	23,029
Net increase (decrease) in cash	1,279	2,518	(3,854)	4,778

Cash, beginning of period	3,499	981	4,835	--

Cash, end of period	$4,778	$3,499	$981	$4,778

Interest paid	$--	$--	$--	$--

Income taxes paid	$--	$--	$--	$--
Accounts payable converted into note payable	$--	$2,105	$–-	$2,105

The accompanying notes are an integral
part of the financial statements.

Page - 25 -

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

2.         Note Payable

On January 10, 2007, the Company converted $2,105 of accounts  payable from its transfer agent into a one-year note payable.  The note balance of $2,105 at September 30, 2008 and 2007 bears interest at 8% and both principal and accrued  interest is convertible into common stock at $.025 per share. The note payable was due on January 10, 2008.

Page - 26 -

Notes to Financial Statements - Continued

3.         Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2008 and 2007:

	2008	2007
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008.The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Note payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the note is unsecured and due on January 10, 2009. The note principal and accrued interest is convertible into common stock at $.025 per share

	5,000	--

	$11,000	$6,000

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

Page - 27 -

Notes to Financial Statements - Continued

5.         Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

6.         Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $28,110 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2028. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.         Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,931 during year ended September 30, 2008 and accumulated losses of $28,110 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $13,618 at September 30, 2008. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Page - 28 -