Form 10-Q
period 2008-12-31
YUMMIES INC
filed 2009-02-13
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2008

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to ____________________
Commission File number   000-32361_

          YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

  801-272-9294
Registrant’s telephone number, including area code

(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of December 31, 2008
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets
	December 31, 2008 and September 30, 2008	5

	Statements of Operations
	For the three months ended December 31, 2008 and 2007
	and the period June 10, 1998 to December 31, 2008	6

	Statements of Cash Flows
	For the three months ended December 31, 2008 and 2007
	and the period June 10, 1998 to December 31, 2008	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits and Reports on 8K	12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc.  ( development stage company) at December 31, 2008 and September 30, 2008, and the related  statements of operations for the three months ended December 31, 2008 and 2007 and the period June 10, 1977  to December 31, 2008 , and statements of cash flows for the three months ended December 31, 2008 and 2007 and the period June 10, 1977  to December 31, 2008  have been prepared by the Companyss management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended December 31, 2008, are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

	December 31,	September 30,
	2008	2008
Assets

Current Assets:
Cash	$1,077	$4,778

Total current assets	1,077	4,778

Total Assets	$1,077	$4,778

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,744	$3,901
Interest payable	378	336
Interest payable, stockholders	1,274	1,054
Note payable	2,105	2,105
Notes payable, stockholders	11,000	11,000
Total current liabilities	17,501	18,396

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during the development stage	(30,916)	(28,110)

Total stockholders' equity	(16,424)	(13,618)

Total Liabilities and Stockholders' Equity	$1,077	$4,778

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$--	$--	$--

Expenses, general and administrative	2,544	2,176	29,264

Operating loss	(2,544)	(2,176)	(29,264)

Other income (expense)
Interest expense	(262)	(162)	(1,652)

Net loss	$(2,806)	$(2,338)	$(30,916)

Net loss per share	$--	$--	$(.01)

Weighted Average Shares Outstanding	2,505,000	2,505,000	2,440,866

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,806)	$(2,338)	$(30,916)

Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	--	--	2,463
Accounts payable converted into note payable	--	--	2,105
Increase in interest payable	262	162	1,652
Increase (decrease) in accounts payable	(1,157)	(883)	2,744

Net cash used by operating activities	(3,701)	(3,059)	(21,952)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party borrowing	--	--	11,000
Issuance of common stock	--	--	12,029

Net cash provided by financing activities	--	--	23,029

Net increase (decrease) in cash	(3,701)	(3,059)	1,077

Cash, beginning of period	4,778	3,499	--
Cash, end of period	$1,077	$440	$1,077
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance of $2,105 at December 31, 2008 and September 30, 2008, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The note payable was due on January 10, 2008.

3.         Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2008 and September 30, 2008:

	December 31,	September 30,
	2008	2008
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Note payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the note is unsecured and due on January 10, 2009. The note principal and accrued interest is convertible into common stock at $.025 per share	5,000	5,000

	$11,000	$11,000

Notes to Financial Statements – Continued

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

Notes to Financial Statements - Continued

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $2,806 during the three months ended December 31, 2008 and accumulated losses of $30,916 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $16,424 at December 31, 2008. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Three  Period Ended December 31, 2008 and 2007

The Company did not generate any revenue during the three months ended December 31, 2008 and 2007.

General and administrative expenses were $2,544 for the three months ended December 31, 2008, compared to general and administrative expenses of $2,176 for the same period in 2007.  Interest expense was $262 for the three months ended December 31, 2008 compared to $162 for the same period in 2007. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $2,806 for the three months ended December 31, 2008 compared to $2,338 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At December 31, 2008, assets consisted of $1,077 in cash.  Liabilities consisted of $2,744 in accounts payable, $1,652 in accrued interest, a note payable of $2,105, and $11,000 in notes payable to two stockholders, for total liabilities of $17,501, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from stockholders of the Company.  At December 31, 2008 the outstanding balance is $11,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2008, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2008) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1    Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*zzzzzzzzzzzzzzzzz

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
Dianne Hatton-Ward
President & Treasurer
February 13, 2009