Form 10-Q
period 2009-03-31
YUMMIES INC
filed 2009-05-11
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

___________________________________
(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of Alarge accelerated filer@, @accelerated filer@, and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date

                       Class                                                         Outstanding as of March 31, 2009
           Common  Stock, $0.001                                                           2,505,000

INDEX

.			Page Number
PART I
	ITEM 1.	Financial Statements (unaudited)	4

		Balance Sheets	5
		March 31, 2009 and September 30, 2008

		Statements of Operations	6
		For the three and six months ended March 31, 2009 and 2008 and the period June 10, 1998 to March 31, 2009

		Statements of Cash Flows	7
		For the three and six months ended March 31, 2009 and 2008 and the period June 10, 1998 to March 31, 2009

		Notes to Financial Statements	8

	ITEM 2.	Management=s Discussion and Analysis of Financial Condition and Results of Operations	11

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

	ITEM 4T.	Controls and Procedures	12

PART II.
	ITEM 6.	Exhibits and Reports on 8K	12

	Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc.  ( development stage company)  at March 31, 2009 and September 30, 2008, and the related  statements of operations for the three and six  months ended March 31, 2009 and 2008 and the period June 10, 1998  to March 31, 2009 , and statements of cash flows for the three and six  months ended March 31, 2009 and 2008 and the period June 10, 1998  to March 31, 2009  have been prepared by the Company=s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating  results for the quarter ended March 31, 2009, are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

YUMMIES, INC.
(A Development Stage Company)
BALANCE SHEETS
MARCH 31, 2009 AND SEPTEMBER 30, 2008

	March 31,	September 30,
	2009	2008
Assets

Current Assets:
Cash	$804	$4,778

Total current assets	804	4,778

Total Assets	$804	$4,778
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,144	$3,901
Interest payable	420	336
Interest payable, stockholders	1,494	1,054
Note payable	2,105	2,105
Notes payable, stockholders	11,000	11,000
Total current liabilities	18,163	18,396

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	1,987
Deficit accumulated during the development stage	(31,851)	(28,110)

Total Stockholders' Equity	(17,359)	(13,618)
Total Liabilities and Stockholders' Equity	$804	$4,778

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	673	629	3,217	2,805	29,937

Operating loss	(673)	(629)	(3,217)	(2,805)	(29,937)

Other income (expense)
Interest expense	(262)	(228)	(524)	(390)	(1,914)

Net loss	$(935)	$(857)	$(3,741)	$(3,195)	$(31,851)

Net loss per share	$--	$--	$--	$--	$(.01)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,741)	$(3,195)	$(31,851)

Adjustment to reconcile net loss to cash provided by operating activities:
Increase (decrease) in accounts payable and interest payable	(233)	(74)	5,058
Expenses paid directly by shareholder	--	--	2,463
Accounts payable converted into notepayable	--	--	2,105

Net cash used byoperating activities	(3,974)	(3,269)	(22,225)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Issuance of common Stock	--	--	12,029
Proceeds from note payable	--	5,000	11,000

Net cash provided byfinancing activities	--	5,000	23,029

Net increase (decrease) in cash	(3,974)	1,731	804

Cash, beginning of period	4,778	3,499	--

Cash, end of period	$804	$5,230	$804

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

2.    Note Payable
On January 10, 2007, the Company converted $2,105 of accounts payable from its transfer agent into a one-year note payable. The note balance is $2,105 at March 31, 2009 and September 30, 2008, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The note payable was due on January 10, 2008.

Notes to Financial Statements - Continued

3.    Notes Payable, Stockholders

Stockholder notes payable consist of the following at March 31, 2009 and September 30, 2008:
	March 31,	September 30,
	2009	2008
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on
February 9, 2008. The note principal and accrued interest
is convertible into common stock at $.025 per share.	$6,000	$6,000

Note payable to an individual also a stockholder and director of the
Company, interest is being charged at 8%, the note is unsecured and due on January 10, 2009. The note principal and accrued interest is
convertible into common stock at $.025 per share.	5,000	5,000

	$11,000	$11,000

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

Notes to Financial Statements - Continued

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

7.   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,741 during the six months ended March 31, 2009 and accumulated losses of $31,851 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $17,359 at March 31, 2009. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   Management=s Discussion and Analysis of Financial Condition and Results of Operations

The Company=s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Three and six month  Period Ended March 31, 2009 and 2008

The Company did not generate any revenue during the three and six  months ended March 31, 2009 and 2008.

General and administrative expenses were $673 and $3,217, respectively,  for the three and six  months ended March 31, 2009, compared to general and administrative expenses of $629 and $2,805, respectively, for the same period in 2008.  Interest expense was $262 and $524, respectively for the three and six  months ended March 31, 2009 compared to $228 and $390, respectively, for the same period in 2008. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $935 and $3,741, respectively, for the three and six  months ended March 31, 2009 compared to $857 and $3,195, respectively, for the same period in 2008.  The Company=s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company=s public reports.

Liquidity and Capital Resources

At March 31, 2009, assets consisted of $804 in cash.  Liabilities consisted of $3,144 in accounts payable, $1,914 in accrued interest, a note payable of $2,105, and $11,000 in notes payable to two stockholders, for total liabilities of $18,163, leaving the Company without any working capital.

Since 2008, the Company has borrowed money from stockholders of the Company.  At March 31, 2009 the outstanding balance is $11,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 31.1    Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1    Certification by the Chief Executive Officer/Acting Chief FinancialOfficer Relating to a Periodic Report Containing FinancialStatements.*

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
May 7 , 2009