Form 10-Q
period 2009-06-30
YUMMIES INC
filed 2009-07-23
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of June 30, 2009
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets
	June 30, 2009 and September 30, 2008	5

	Statements of Operations
	For the three and nine months ended June 30, 2009 and 2008 and the period June 10, 1998 to June 30, 2009	6

	Statements of Cash Flows
	For the three and nine months ended June 30, 2009 and 2008 and the period June 10, 1998 to June 30, 2009	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits and Reports on 8K	12

Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc.  ( development stage company)  at June 30, 2009 and September 30, 2008, and the related  statements of operations for the three and nine  months ended June 30, 2009 and 2008 and the period June 10, 1998  to June 30, 2009 , and statements of cash flows for the three and nine  months ended June 30, 2009 and 2008 and the period June 10, 1998  to June 30, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009, are not necessarily indicative of the results that can be expected for the year ending September 30, 2009.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2009 AND SEPTEMBER 30, 2008

	June 30,	September 30,
	2009	2008

Assets

Current Assets:
Cash	$5,330	$4,778

Total current assets	5,330	4,778

Total Assets	$5,330	$4,778

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$3,200	$3,901
Interest payable	462	336
Interest payable, stockholders	1,738	1,054
Notes payable	3,775	2,105
Notes payable, stockholders	16,000	11,000

Total current liabilities	25,175	18,396

Stockholders' Deficit:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during the development stage	(34,337)	(28,110)

Total Stockholders' Deficit	(19,845)	(13,618)

Total Liabilities and Stockholders' Deficit	$5,330	$4,778

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

				For the
				Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	2,200	577	5,417	3,383	32,137

Operating loss	(2,200)	(577)	(5,417)	(3,383)	(32,137)

Other income (expense) Interest expense	(286)	(263)	(810)	(653)	(2,200)

Net loss	$(2,486)	$(840)	$(6,227)	$(4,036)	$(34,337)

Net loss per share	$--	$--	$--	$--	$(.01)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(6,227)	$(4,036)	$(34,337)

Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	--	--	2,463
Increase (decrease) in accounts payable and interest payable	109	558	5,400
Accounts payable converted into note payable	1,670	--	3,775
Net cash used by operating activities	(4,448)	(3,478)	(22,699)

Cash flows from investing activities:	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	12,029
Proceeds from note payable	5,000	5,000	16,000
Net cash provided by financing activities	5,000	5,000	28,029

Net increase in cash	552	1,522	5,330

Cash, beginning of period	4,778	3,499	--

Cash, end of period	$5,330	$5,021	$5,330

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

2.         Notes Payable

The Company has converted the accounts payable from its transfer agent into two one-year notes payable. The balance is $3,775 and $2,105 at June 30, 2009 and September 30, 2008, respectively, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The $2,105 note payable is due on January 10, 2008 and the $1,670 note payable is due on May 22, 2010.

Notes to Financial Statements - Continued

3.         Notes Payable, Stockholders

Stockholder notes payable consist of the following at June 30, 2009 and September 30, 2008:

	June30,	September 30,
	2009	2008
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due in one year, January 10, 2009 and May 29, 2010, respectively The note principal and accrued interest is convertible into common stock at $.025 per share.	10,000	5,000

	$16,000	$11,000

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

Notes to Financial Statements - Continued

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

7.         Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,227 during the nine months ended June 30, 2009 and accumulated losses of $34,337 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $19,845 at June 30, 2009. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort. The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future.  In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company.  The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations  or mergers may include,  but will not be limited to, the fields of high technology,  manufacturing,  natural resources,  service, research and development, communications,  transportation, insurance, brokerage, finance and all medically related fields,  among others. Although the Company has had discussions with various parties as to possible acquisitions, no definitive agreements have been reached with any such party, at this time.

Three and nine month Period Ended June 30, 2009 and 2008

The Company did not generate any revenue during the three and nine months ended June 30, 2009 and 2008.

General and administrative expenses were $2,200 and $5,417, respectively, for the three and nine  months ended June 30, 2009, compared to general and administrative expenses of $577 and $3,383, respectively, for the same period in 2008.  Interest expense was $286 and $810, respectively for the three and nine months ended June 30, 2009 compared to $263 and $653, respectively, for the same period in 2008. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $2,486 and $6,227, respectively, for the three and nine months ended June 30, 2009 compared to $840 and $4,036, respectively, for the same period in 2008.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At June 30, 2009, assets consisted of $5,330 in cash.  Liabilities consisted of $3,200 in accounts payable, $2,200 in accrued interest, a note payable of $3,775, and a $16,000 note payable to two stockholders, for total liabilities of $25,175, leaving the Company without any working capital.

Since 2008, the Company has borrowed money from two stockholders of the Company.  At June 30, 2009 the outstanding balance is $16,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

S/ Susan Santage
Susan Santage, President & Treasurer
July 23, 2009