Form 10-K
period 2009-09-30
YUMMIES INC
filed 2009-12-21
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
 For the fiscal year ended     September 30, 2009

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File number       000-32361

                           YUMMIES,   INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

1981 East Murray Holladay Road, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code        801-272-9294

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12 (g ) of the Act:
                  Common
               (Title of Class)

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [X] No [ ]

Page -1-

Indicate by checkmark whether  the Issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

    Large accelerated filer[  ]    Accelerated filer [  ]     Non-accelerated filer [  ]  S   maller reporting company[X]

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

At December 1, 2009, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2009, the registrant had 2,505,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or © under the Securities Act of 1933: None

Page -2-

Page -3-

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

Page -5-

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

Page -7-

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

Number of Employees.

None.

ITEM 1A. RISK FACTORS

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

Page -8-

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition. Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Page -9-

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Page -10-

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

is not listed on a national securities exchange or Nasdaq;

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

has a price per share of less than $5.00; and

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

determination of the purchaser’s investment suitability;

delivery of certain information and disclosures to the purchaser; and

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

such rules may materially limit or restrict the ability to resell our common stock, and the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock. There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company's does not own any property.  It presently utilizes space at the its transfer agent, Interwest Transfer Co., Inc. on a “as needed” basis and does not pay any rent for the space.

Page -11-

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER

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

Page -12-

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

Holders

The number of record holders of the Company's common stock as of the date of this report is approximately 25.  The Company’s transfer agent is Interwest Transfer Company, Inc., 1981 Murray Holladay Rd., Salt Lake City, Utah 84117

Dividends

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

None.

ITEM 6. SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

Page -13-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had minimal assets of $5,057 to fund its operations.  Liabilities consisted of $4,100 in accounts payable, $2,611 in accrued interest and $19,774 in notes payable, for total liabilities of $26,485, leaving the Company without any working capital.  The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months.  However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2009.

Year ended September 30, 2009 compared to year ended September 30, 2008

Revenues for the year ended September 30, 2009 were $-0- compared to $-0- for the year ended September 30, 2008

Expenses for the year ended September 30, 2009, including interest, were $7,810 compared to $4,913 for the year ended September 30, 2008, an increase of $2,897.  This increase is attributable to the higher costs of compliance with rules promulgated by the Securities & Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

Page -14-

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009.  Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Page -15-

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2009.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Title	Position Held Since
Susan Santage	48	President, Secretary, Treasurer and Director	5/22/2009

Page -16-

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

The business experience of each of the persons listed above during the past five years is as follows:

Susan Santage: Director and President, Secretary, Treasurer

Susan Santage, Ms. Santage graduated from Salt Lake Community College in 1989 with an AAS in Graphic Design.  In 1984, Ms. Santage graduated from the Salt Lake School of Interior Design.  From 1989 to the present date, Ms. Santage has engaged in freelance graphic design where she has contracted with several companies including Break-thru Industries, KLCY Radio Station, Phoenix Aviation, Inc., and the Salt Lake Community College.  Ms. Santage, since 2000, has been secretary, treasurer and director of Framewaves, Inc.

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

Page -17-

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

The following table sets forth as of September 30, 2009, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed
NONE

ITEM 11. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2009, 2008, and 2007.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors

None.

Page -18-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2009, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group.

Name and Address	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Susan Santage (Pres/Dir)	1,690,000*	67.5
11981 Murray Holladay Rd.
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000	67.5%

* After 6 to one forward split on February 5, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In June of 1998, in a private transaction, the Company sold 1,000,000 pre-forward split shares to Dianne Hatton-Ward, its former president, to cover in order to fund certain expenses of the Company.  This transaction is deemed exempt pursuant to Section 4(2) of the Act.  On December 15, 2000 Ms.  Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.

On February 9, 2007 a stockholder of the Company loaned the Company $6,000.  On January 10, 2008 and on May 22, 2009 another shareholder and present director of the company loaned the Company $5,000 and $5,000, respectively.  Each note matures in one year and earns interest at 8%.  The note principal and accrued interest is convertible into common stock at $.025 per share.

Page -19-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2009 and 2008 were $3,950.00 and $3,125.00, respectively.

Audit-Related Fees.  The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2009 and 2008 were $-0- and $-0-, respectively.

Tax Fees.  The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2009 and 2008 were $150 and $150.00, respectively.  These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.  There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2009 and 2008.

Audit Committee.  The Company's Board of Directors functions as its audit committee.  All of the services described above in this Item 14 for the year ended September 30, 2009, were approved by the Board of Directors.

Page -20-

ITEM 15. EXHIBITS

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

* The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Page -21-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMMIES, INC.
(Registrant)

Dated: 19 day of December, 2009.	By:S/ Susan Santage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19thday of December 2009.

S/Susan Santage
 Susan Santage
 Sole Director, President and Treasurer

Page -22-

YUMMIES, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2009, 2008, and 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended September 30, 2009, 2008, and 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $7,810, and $4,931, respectively, during the years ended September 30, 2009 and 2008, and as of September 30, 2009, the Company’s current liabilities exceeded its current assets by $21,428. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/ Burnham & Schumm
Salt Lake City, Utah
November 25, 2009

Page -23-

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008

	2009	2008
Assets

Current Assets:
Cash	$5,057	$4,778

Total current assets	5,057	4,778

Total Assets	$5,057	$4,778

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,100	$3,901
Interest payable	552	336
Interest payable, stockholder	2,059	1,054
Notes payable	3,774	2,105
Notes payable, stockholders	16,000	11,000

Total current liabilities	26,485	18,396

Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during the development stage	(35,920)	(28,110)

Total Stockholders' Equity	(21,428)	(13,618)

Total Liabilities and Stockholders' Equity	$5,057	$4,778

The accompanying notes are an integral part of the financial statements.

Page -24-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

				For the
				Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2007	2009

Revenues	$--	$--	$--	$--

Expenses, general and administrative	6,589	4,016	4,818	33,309

Operating loss	(6,589)	(4,016)	(4,818)	(33,309)

Other income (expense)
Interest expense	(1,221)	(915)	(475)	(2,611)

Net loss	$(7,810)	$(4,913)	$(5,293)	$(35,920)

Net loss per share	$--	$--	$--	$(.01)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,445,110

The accompanying notes are an integral part of the financial statements.

Page -25-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issue for cash at $.001/share on August 13, 1998	1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	2,263	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2006	--	--	--	(17,886)

Balance, September 30, 2006	2,505,000	$2,505	$11,787	$(17,886)

The accompanying notes are an integral part of the financial statements.

Page -26-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2006	2,505,000	$2,505	$11,787	$(17,886)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	200	--

Net loss for the year ended September 30, 2007	--	--	--	(5,293)

Balance, September 30, 2007	2,505,000	2,505	11,787	(23,179)

Net loss for the year ended September 30, 2008	--	--	--	(4,931)

Balance, September 30, 2008	2,505,000	2,505	11,987	(28,110)

Net loss for the year ended September 30, 2009	--	--	--	(7,810)

Balance, September 30, 2009	2,505,000	$2,505	$11,987	$(35,920)

The accompanying notes are an integral part of the financial statements.

Page -27-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

				For the
				Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2007	2009
Cash flows from operating activities:
Net loss	$(7,810)	$(4,931)	$(5,293)	$(35,920)

Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	--	--	200	2,463
Accounts payable converted into note payable	1,669	--	2,105	3,774
Increase (decrease) in accounts payable	199	295	(969)	4,100
Increase in interest payable	1,221	915	475	2,611

Net cash used by operating activities:	(4,721)	(3,721)	(3,482)	(22,972)

Cash flows from investing activities:	--	--	--	--

The accompanying notes are an integral part of the financial statements.

Page -28-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

				For the
				Period
				June 10, 1998
				(Inception)
	Year Ended	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2007	2009
Cash flows from financing activities:
Proceeds from related party borrowing	5,000	5,000	6,000	16,000
Issuance of common stock	--	--	--	12,029
Net cash provided by financing activities	5,000	5,000	6,000	28,029

Net increase (decrease) in cash	279	1,279	2,518	5,057

Cash, beginning of period	4,778	3,499	981	--

Cash, end of period	$5,057	$4,778	$3,499	$5,057

Interest paid	$--	$--	$--	$--
Income taxes paid	$--	$--	$--	$--
Accounts payable converted into note payable	$1,669	$--	$2,105	$3,774

The accompanying notes are an integral part of the financial statements.

Page -29-

YUMMIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.Summary of Business and Significant Accounting Policies

a.Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 10, 1998.  The Company was formed to pursue business opportunities.  The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

b.Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

c.Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

d.Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

                 e.     Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, accounts payable, interest payable and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments.

Page -30-

Notes to Financial Statements - Continued

                 f.     Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measure using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48" (“FSP FIN 48-1"), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of October 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

Page -31-

Notes to Financial Statements - Continued

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of September 30, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of September 30, 2009, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

2.      Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts  payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 and $2,105 at September 30, 2009 and 2008 bears interest at 8% and both principal and accrued  interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The secured note payable is due May 22, 2010.

Page -32-

Notes to Financial Statements - Continued

3.      Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2009 and 2008:

	2009	2008
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due on January 10, 2009 and May 29, 2010, respectively. The notes principal and accrued interest are convertible into common stock at $.025 per share.	10,000	5,000

	$16,000	$11,000

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

Page -33-

Notes to Financial Statements - Continued

5.     Warrants and Stock Options

No options or warrants are outstanding to acquire the Company's common stock.

6.     Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $35,920 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2029. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.     Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $7,810 during year ended September 30, 2009 and accumulated losses of $35,920 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $21,428 at September 30, 2009. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Page -34-

Notes to Financial Statements - Continued

8.      Fair Value Measurement

We adopted SFAS No. 157 “Fair Value Measurements,” (“SFAS 157") effective October 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:
Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Page -35-

Notes to Financial Statements - Continued

The carrying amount of the Company’s financial assets and liabilities, including cash, accounts payable, interest payable and notes payable approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

9.     Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 11, 2009 the date on which the financial statements were available to be issued.

Page -36-