Form 10-Q
period 2009-12-31
YUMMIES INC
filed 2010-02-16
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2009

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

______________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of February 1, 2010
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	December 31, 2009 and September 30, 2009	4

	Statements of Operations
	For the three months ended December 31, 2009 and 2009
	and the period June 10, 1998 to December 31, 2009	5

	Statements of Cash Flows
	For the three months ended December 31, 2009 and 2008
	and the period June 10, 1998 to December 31, 2009	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	11

ITEM 4T.	Controls and Procedures	11

PART II.

ITEM 6.	Exhibits and Reports on 8K	11

Signatures		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2009 and September 30, 2009, and the related  statements of operations for the three  months ended December 31, 2009 and 2008 and the period June 10, 1998  to December 31, 2009 , and statements of cash flows for the three  months ended December 31, 2009 and 2008 and the period June 10, 1998  to December 31, 2009  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2009, are not necessarily indicative of the results that can be expected for the year ending September 30, 2010.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

	December 31,	September 30,
	2009	2009
Assets

Current Assets:
Cash	$935	$5,057

Total current assets	935	5,057

Total Assets	$935	$5,057

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,680	$4,100
Interest payable	628	552
Interest payable, stockholders	2,379	2,059
Note payable	3,774	3,774
Notes payable, stockholders	16,000	16,000

Total current liabilities	25,461	26,485

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	11,987	11,987
Deficit accumulated during the development stage	(39,018)	(35,920)

Total stockholders' equity	(24,526)	(21,428)
Total Liabilities and Stockholders' Equity	$935	$5,057

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$--	$--	$--

Expenses, general and administrative	2,703	2,544	36,012

Operating loss	(2,703)	(2,544)	(36,012)

Other income (expense)
Interest expense	(395)	(262)	(3,006)

Net loss	$(3,098)	$(2,806)	$(39,018)

Net loss per share	$--	$--	$(.02)

Weighted Average Shares Outstanding	2,505,000	2,505,000	2,446,403

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			For the period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,098)	$(2,806)	$(39,018)
Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	--	--	2,463
Accounts payable converted into note payable	--	--	3,774
Increase in interest payable	396	262	3,007
Increase (decrease) in accounts payable	(1,420)	(1,157)	2,680
Net cash used by operating activities	(4,122)	(3,701)	(27,094)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party borrowing	--	--	16,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	--	--	28,029

Net increase (decrease) in cash	(4,122)	(3,701)	935

Cash, beginning of period	5,057	4,778	--

Cash, end of period	$935	$1,077	$935
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

2.             Note Payable

On January 10, 2007 and May 22, 2009, the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable. The note balance of $3,774 at December 31, 2009 and September 30, 2009, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable is due May 22, 2010.

3.             Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2009 and September 30, 2009:
	December 31,	September 30,
	2009	2009
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due on January 10, 2009 and May 29, 2010, respectively. The notes principal and accrued interest is convertible into common stock at $.025 per share	10,000	10,000

	$16,000	$16,000

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

Notes to Financial Statements – Continued

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

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,098 during the three months ended December 31, 2009 and accumulated losses of $39,018 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $24,526 at December 31, 2009. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three month Period Ended December 30, 2009 and 2008

The Company did not generate any revenue during the three months ended December 31, 2009 and 2008.

General and administrative expenses were $2,703 for the three months ended December 31, 2009, compared to general and administrative expenses of $2,544for the same period in 2008.  Interest expense was $395 for the three months ended December 31, 2009 compared to $262 for the same period in 2008. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $3,098 for the three months ended December 31, 2009 compared to $2,806 for the same period in 2008.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At December 31, 2009, assets consisted of $935 in cash.  Liabilities consisted of $2,680 in accounts payable, $3,007 in accrued interest, a note payable of $3,774, and a $16,000 note payable to a stockholder, for total liabilities of $25,461, leaving the Company without any working capital.

Since 2008, the Company has borrowed money from two stockholders of the Company.  At December 31, 2009 the outstanding balance is $16,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2009, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2009) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 12, 2010