Form 10-Q
period 2010-03-31
YUMMIES INC
filed 2010-05-11
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2010

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2010
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets
	March 31, 2010 and September 30, 2009	4

	Statements of Operations
	For the three and six months ended March 31, 2010 and 2009
	and the period June 10, 1998 to March 31, 2010	5

	Statements of Cash Flows
	For the six months ended March 31, 2010 and 2009
	and the period June 10, 1998 to March 31, 2010	6

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4T.	Controls and Procedures	14

PART II.

ITEM 6.	Exhibits and Reports on 8K	14

Signatures		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2010 and September 30, 2009, and the related  statements of operations for the three and six months ended March 31, 2010 and 2009 and the period June 10, 1998  to March 31, 2010 , and statements of cash flows for the six months ended March 31, 2010 and 2009 and the period June 10, 1998  to March 31, 2010.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2010 AND SEPTEMBER 30, 2009

	March 31,	September 30,
	2010	2009

Assets

Current Assets:
Cash	$431	$5,057

Total current assets	431	5,057

Total Assets	$431	$5,057

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,600	$4,100
Interest payable	704	552
Interest payable, stockholders	2,699	2,059
Note payable	3,774	3,774
Notes payable, stockholders	16,000	16,000

Total current liabilities	25,777	26,485

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	12,227	11,987
Deficit accumulated during the development stage	(40,078)	(35,920)

Total stockholders' equity	(25,346)	(21,428)

Total Liabilities and Stockholders' Equity	$431	$5,057

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	664	673	3,367	3,217	36,676

Operating loss	(664)	(673)	(3,367)	(3,217)	(36,676)

Other income (expense)
Interest expense	(396)	(262)	(791)	(524)	(3,402)

Net loss	$(1,060)	$(935)	$(4,158)	$(3,741)	$(40,078)

Net loss per share	$--	$--	$--	$--	$(.02)

Weighted Average Shares	2,505,000	2,505,000	2,505,000	2,505,000	2,447,641

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(4,158)	$(3,741)	$(40,078)
Adjustment to reconcile net loss to cash provided by operating activities:
Increase (decrease) in accounts payable and interest payable	(708)	(233)	6,003
Expenses paid directly by shareholder	240	--	2,703
Accounts payable converted into note payable	--	--	3,774

Net cash used by operating activities	(4,626)	(3,974)	(27,598)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	--	16,000

Net cash provided by financing activities	--	--	28,029

Net increase (decrease) in cash	(4,626)	(3,974)	431

Cash, beginning of period	5,057	4,778	--

Cash, end of period	$431	$804	$431
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2009, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

Notes to Financial Statements - Continued

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of March 31, 2010, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of March 31, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

2.	Notes Payable

On January 10, 2007 and May 22, 2009, the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable. The note balance of $3,774 at March 31, 2010 and September 30, 2009, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable is due May 22, 2010.

Notes to Financial Statements – Continued

6.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at March 31, 2010 and September 30, 2009:
	March 31,	September 30,
	2010	2009
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due on January 10, 2009 and May 29, 2010, respectively. The notes principal and accrued interest is convertible into common stock at $.025 per share	10,000	10,000

	$16,000	$16,000

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

Notes to Financial Statements – Continued

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

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,158 during the six months ended March 31, 2010 and accumulated losses of $40,078 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $25,346 at March 31, 2010. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.             Fair Value Measurement

We adopted SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) effective October 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situation where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Notes to Financial Statements – Continued

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

Three and Six month Period Ended March 30, 2010 and 2009

The Company did not generate any revenue during the three months ended March 31, 2010 and 2009.

General and administrative expenses were $664 and $3,367 for the three and six months, respectively, ended March 31, 2010, compared to general and administrative expenses of $673 and $3,217, respectively, for the same period in 2009.  Interest expense was $396 and $791, respectively, for the three and six months ended March 31, 2010 compared to $262 and $524 for the same period in 2009. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $1,060 and $4,158 for the three and six months, respectively, ended March 31, 2010 compared to $935 and $3,741 for the same period in 2009.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At March 31, 2010, assets consisted of $431 in cash.  Liabilities consisted of $2,600 in accounts payable, $3,403 in accrued interest, a note payable of $3,774, and a $16,000 note payable to a stockholder, for total liabilities of $25,777, leaving the Company without any working capital.

Since 2008, the Company has borrowed money from two stockholders of the Company.  At March 31, 2010 the outstanding balance is $16,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2010, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

S/Susan Santage
Susan Santage, President & Treasurer
May 10, 2010