Form 10-Q
period 2010-06-30
YUMMIES INC
filed 2010-08-13
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2010
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	June 30, 2010 and September 30, 2009

	Statements of Operations
	For the three and nine months ended June 30, 2010 and 2009 and the period June 10, 1998 to June 30, 2010	6

	Statements of Cash Flows
	For the nine months ended June 30, 2010 and 2009 and the period June 10, 1998 to June 30, 2010	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4T.	Controls and Procedures	15

PART II.

ITEM 6.	Exhibits and Reports on 8K	16

Signatures		16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. (development stage company) at June 30, 2010 and September 30, 2009, and the related  statements of operations for the three and nine months ended June 30, 2010 and 2009 and the period June 10, 1998  to June 30, 2010 , and statements of cash flows for the nine months ended June 30, 2010 and 2009 and the period June 10, 1998  to June 30, 2010.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2010 AND SEPTEMBER 30, 2009

	June 30,	September 30,
	2010	2009
Assets

Current Assets:
Cash	$136	$5,057

Total current assets	136	5,057

Total Assets	$136	$5,057

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$3,150	$4,100
Interest payable	780	552
Interest payable, stockholders	3,019	2,059
Notes payable	3,774	3,774
Notes payable, stockholders	16,000	16,000

Total current liabilities	26,723	26,485

Stockholders’ Deficit:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	12,227	11,987
Deficit accumulated during the development stage	(41,319)	(35,920)

Total Stockholders’ Deficit	(26,587)	(21,428)
Total Liabilities and Stockholders’ Deficit	$136	$5,057

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	845	2,200	4,211	5,417	37,521

Operating loss	(845)	(2,200)	(4,211)	(5,417)	(37,521)

Other income (expense)
Interest expense	(396)	(286)	(1,187)	(810)	(3,798)

Net loss	$(1,241)	$(2,486)	$(5,398)	$(6,227)	$(41,319)

Net loss per share	$--	$--	$--	$--	$(.02)

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the
			period
	For the	For the	June 10, 1998
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(5,398)	$(6,227)	$(41,319)

Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	240	--	2,703
Increase (decrease) in accounts payable and interest payable	237	109	6,949
Accounts payable converted into note payable	--	1,670	3,774
Net cash used by operating activities	(4,921)	(4,448)	(27,893)
Cash flows from investing activities:	--	--	--
Cash flows from financing activities:
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	5,000	16,000
Net cash provided by financing activities	--	5,000	28,029
Net increase (decrease) in cash	(4,921)	522	136

Cash, beginning of period	5,057	4,778	--

Cash, end of period	$136	$5,330	$136

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.           Summary of Business and Significant Accounting Policies

a.           Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 10, 1998.  The Company is seeking business opportunities.  The Company has not commenced principal operations and is considered a “Development Stage Company” as defined by the Financial Accounting Standards Board Statement No. 7.

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

Notes to Financial Statements – Continued

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

Notes to Financial Statements – Continued

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of June 30, 2010, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of June 30, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

2.             Notes Payable

On January 10, 2007 and May 22, 2009, the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable. The note balance of $3,774 at June 30, 2010 and September 30, 2009, bears interest at 8% and both principal and accrued interest are convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due May 22, 2010.

Notes to Financial Statements – Continued

3.              Notes Payable, Stockholders

 Stockholder notes payable consist of the following at June 30, 2010 and September 30, 2009:
	June 30,	September 30,
	2010	2009
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due on January 10, 2009 and May 29, 2010, respectively. The notes principal and accrued interest is convertible into common stock at $.025 per share	10,000	10,000

	$16,000	$16,000

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

Notes to Financial Statements – Continued

5.            Warrants and Options

No options or warrants are outstanding to acquire the Company’s common stock.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $5,398 during the nine months ended June 30, 2010 and accumulated losses of $41,319 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $26,587 at June 30, 2010. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Notes to Financial Statements – Continued

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

Notes to Financial Statements – Continued

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

Three and Nine month Period Ended June 30, 2010 and 2009

The Company did not generate any revenue during the three months ended June 30, 2010 and 2009.

General and administrative expenses were $845 and $4,211 for the three and nine months, respectively, ended June 30, 2010, compared to general and administrative expenses of $2,200 and $5,417, respectively, for the same period in 2009.  Interest expense was $396 and $1,187, respectively, for the three and nine months ended June 30, 2010 compared to $286 and $810 for the same period in 2009. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $1,241 and $5,398 for the three and nine months, respectively, ended June 30, 2010 compared to $2,486 and $6,227 for the same period in 2009.  The Company’s net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At June 30, 2010, assets consisted of $136 in cash.  Liabilities consisted of $3,150 in accounts payable, $3,799 in accrued interest, a note payable of $3,774, and a $16,000 note payable to a stockholder, for total liabilities of $26,723, leaving the Company without any working capital.

Since 2008, the Company has borrowed money from two stockholders of the Company.  At June 30, 2010 the outstanding balance is $16,000.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2010, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 12, 2010