Form 10-K
period 2010-09-30
YUMMIES INC
filed 2010-12-22
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

( x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended September 30, 2010

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
         Common
   (Title of Class)

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

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
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

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

At December 1, 2010, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2010, the registrant had 2,505,000 shares of common stock issued and outstanding.

Page -2-

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

Page -3-

Page -4-

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

The Company has never engaged in an active trade or business throughout the period from inception to date. By January of 2001, because of the limited capitalization of the company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to discuss the meeting and vote on certain matters. Specifically these were:(1) to re-elect Dianne Hatton-Ward as the sole director; (2) to authorize a change, as set forth in the proxy statement, in the use of proceeds raised in the Company’s offering made under Regulation D, Rule 504 and; (3) to authorize a 6 to 1 forward split of the Company's outstanding shares while maintaining the authorized shares at 50,000,000 and the par value at $.001. Because the matter affected a change in the use of funds which had been raised under the 504 placement, management agreed to abstain from voting its shares and allow the matters above to be decided by a majority of the holders of the 17,500 shares sold. All matters were approved at the February 5th meeting by a majority vote on the 17,500 shares held by non-affiliates and the forward split became effective that date. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

Page -5-

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

Page -6-

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

Page -7-

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

Page -8-

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

Page -9-

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $7,048 during year ended September 30, 2010 and accumulated losses of $42,968 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $27,956 at September 30, 2010. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue.

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

Page -10-

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

Page -11-

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
is listed in “pink sheets” or on the OTC Bulletin Board;
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

Page -12-

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

Page -13-

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

Page -14-

Liquidity and Capital Resources

As of September 30, 2010, the Company had minimal assets of $112 to fund its operations. Liabilities consisted of $4,100 in accounts payable, $4,194 in accrued interest and $19,774 in notes payable, for total liabilities of $28,068, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2010.

Year ended September 30, 2010 compared to year ended September 30, 2009

Revenues for the year ended September 30, 2010 were $-0- compared to $-0- for the year ended September 30, 2009

Expenses for the year ended September 30, 2010, including interest, were $7,048 compared to $7,810 for the year ended September 30, 2009, an decrease of $762. This decrease is attributable to the slightly lower costs of compliance with rules promulgated by the Securities & Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this form 10-KSB.

Page -15-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2010.

Page -16-

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

			Position
Name	Age	Title	Held Since

Susan Santage	49	President, Secretary,	5/22/2009
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

Page -17-

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

         The business  experience of each of the persons listed above during the past five years is as follows:

Susan Santage: Director and President, Secretary, Treasurer

Susan Santage,  Ms. Santage graduated from Salt Lake Community College in 1989 with an AAS in Graphic Design.  In 1984, Ms. Santage graduated from the Salt Lake School of Interior Design.  From 1989 to the present date, Ms. Santage has engaged in freelance graphic design where she has contracted with several companies including Break-thru Industries, KLCY Radio Station, Phoenix Aviation, Inc., and the Salt Lake Community College. Ms. Santage, from 2000 to spring 2010, was secretary, treasurer and director of Framewaves, Inc.

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

Page -18-

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

The following table sets forth as of September 30, 2010, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation
There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2010, 2009, and 2008.

Bonuses and Deferred Compensation
None.

Compensation Pursuant to Plans
None.

Page -19-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2010, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Susan Santage (Pres/Dir)	1,690,000*	67.5
1981 Murray Holladay Rd.
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000	67.5%

* After 6 to one forward split on February 5, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Page -20-

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2010 and 2009 were $3,950.00 and $3,950.00, respectively.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2010 and 2009 were $-0- and $-0-, respectively.

Page -21-

Tax Fees. The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2010 and 2009 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees. There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2010 and 2009.

 Audit Committee. The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2010, were approved by the Board of Directors.

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

Page -22-

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMMIES, INC.
(Registrant)

Dated: 21 day of December, 2010.	By:S/ Susan Santage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of December 2010.

 S/Susan Santage
 Susan Santage
 Sole Director, President and Treasurer

Page -23-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $7,048, and $7,810, respectively, during the years ended September 30, 2010 and 2009, and as of September 30, 2010, the Company’s current liabilities exceeded its current assets by $27,956. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/Burnham & Schumm
Salt Lake City, Utah
November 30, 2010

Page -24-

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

Assets
	2010	2009
Current Assets:
Cash	$112	$5,057

Total current assets	112	5,057

Total Assets	$112	$5,057

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,100	$4,100
Interest payable	854	552
Interest payable, stockholder	3,340	2,059
Notes payable	3,774	3,774
Notes payable, stockholders	16,000	16,000

Total current liabilities	28,068	26,485

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	12,507	11,987
Deficit accumulated during the development stage	(42,968)	(35,920)

Total Stockholders' Equity	(27,956)	(21,428)

Total Liabilities and Stockholders' Equity	$112	$5,057

The accompanying notes are an integral part of the financial statements.

Page -25-

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2010 and 2009

			For the Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenues	$--	$--	$--

Expenses, general and administrative	5,466	6,589	38,775

Operating loss	(5,466)	(6,589)	(38,775)
Other income (expense):
Interest expense	(1,582)	(1,221)	(4,193)

Loss before provision for income taxes	(7,048)	(7,810)	(42,968)

Provision for income taxes	--	--	--

Net loss	$(7,048)	$(7,810)	$(42,962)

Net loss per share	$--	$--	$(.02)

Weighted average shares outstanding	2,505,000	2,505,000	2,449,966

The accompanying notes are an integral part of the financial statements.

Page -26-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issue for cash at $.001/share on August 13, 1998	1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	2,463	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2008	--	--	--	(28,110)

Balance, September 30, 2008	2,505,000	$2,505	$11,987	$(28,110)

The accompanying notes are an integral part of the financial statements.

Page -27-

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 10, 1998 (INCEPTION)
THROUGH SEPTEMBER 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2008	2,505,000	$2,505	$11,987	$(28,110)

Net loss for the year ended September 30, 2009	--	--	--	(7,810)

Balance, September 30, 2009	2,505,000	2,505	11,987	(35,920)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	520	--

Net loss for the year ended September 30, 2010	--	--	--	(7,048)

Balance, September 30, 2010	2,505,000	$2,505	$12,507	$(42,968)

The accompanying notes are an integral part of the financial statements.

Page -28-

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010 and 2009

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(7,048)	$(7,810)	$(42,968)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from Shareholder	520	--	2,983
Accounts payable converted into note payable	--	1,669	3,775
Increase (decrease) in accounts payable	--	199	4,100
Increase in interest payable	1,583	1,221	4,193
Net cash used by operating activities	(4,945)	(4,721)	(27,917)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party borrowing	--	5,000	16,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	--	5,000	28,029

Net increase (decrease) in cash	(4,945)	279	112

Cash, beginning of period	5,057	4,778	--

Cash, end of period	$112	$5,057	$112
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Accounts payable converted into note payable	$--	$1,669	$3,775

The accompanying notes are an integral part of the financial statements.

Page -29-

YUMMIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.             Summary of Business and Significant Accounting Policies

a.             Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 10, 1998.  The Company was formed to pursue business opportunities.  The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by FASB ASC 915 (formerly Statement of Financial Accounting Standards (SFAS) No. 7).

b.             Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.

The Company adopted ASC 105-10 during the year ended September 30, 2010 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

c.             Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

d.             Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

e.             Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Page -30-

Notes to Financial Statements – Continued

f.              Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2010 and 2009, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at September 30, 2010 and 2009 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.              Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2010 and 2009:

	2010	2009
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due on January 10, 2009 and May 29, 2010, respectively. The notes principal and accrued interest are convertible into common stock at $.025 per share.	10,000	10,000
	$16,000	$16,000

Page -31-

Notes to Financial Statements – Continued

4.             Issuance of Common Stock

On August 13, 1998, the Company issued 1,000,000 shares ofits $.001 par value common stock for an aggregate price of $1,000.

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

6.             Income Taxes

At September 30, 2010, and 2009, the Company had net deferred tax assets of $42,968, and $35,920, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at September 30, 2010 and 2009:

	2010	2009
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

Page -32-

Notes to Financial Statements – Continued

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2010	2009
Expected tax benefit using regular rates	$(2,396)	$(2,655)
State minimum tax	--	--
Valuation allowance	2,396	2,655
Tax Provision	$--	$--

The Company has loss carry forwards totaling $42,968 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2022 and 2030.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2010 and 2009. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2010 and 2009.

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $7,048 during year ended September 30, 2010 and accumulated losses of $42,968 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $27,956 at September 30, 2010. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Page -33-

Notes to Financial Statements – Continued

8.             Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 10, 2010 the date on which the financial statements were available to be issued.

Page -34-