Form 10-Q
period 2010-12-31
YUMMIES INC
filed 2011-02-10
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    December 31, 2010
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                  to
Commission File number                         000-32361

YUMMIES, INC. (Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of Employer incorporation or organization)	(I.R.S. Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of February 1, 2011
Common Stock, $0.001	2,505,000

INDEX
			Page
			Number
PART I.

	ITEM 1.	Financial Statements (unaudited)	4

		Balance Sheets	5
		December 31, 2010 and September 30, 2010

		Statements of Operations
		For the three months ended December 31, 2010 and 2009 and the period June 10, 1998 to December 31, 2010	6

		Statements of Cash Flows
		For the three months ended December 31, 2010 and 2009 and the period June 10, 1998 to December 31, 2010	7

		Notes to Financial Statements	8

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

	ITEM 4T.	Controls and Procedures	13

PART II.

	ITEM 6.	Exhibits and Reports on 8K	13

	Signatures		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2010 and September 30, 2010, and the related  statements of operations for the three  months ended December 31, 2010 and 2009 and the period June 10, 1998  to December 31, 2010 , and statements of cash flows for the three  months ended December 31, 2010 and 2009 and the period June 10, 1998  to December 31, 2010  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2010, are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

	December 31,	September 30,
	2010	2010
Assets

Current Assets:
Cash	$94	$112

Total current assets	94	112

Total Assets	$94	$112

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,960	$4,100
Interest payable	930	854
Interest payable, stockholders	3,675	3,340
Note payable	3,774	3,774
Notes payable, stockholders	20,100	16,000

Total current liabilities	31,439	28,068

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	12,507	12,507
Deficit accumulated during the development stage	(46,357)	(42,968)

Total stockholders' equity	(31,345)	(27,956)

Total Liabilities and Stockholders' Equity	$94	$112

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$--	$--	$--

Expenses, general and administrative	2,978	2,703	41,753

Operating loss	(2,978)	(2,703)	(41,753)

Other income (expense)
Interest expense	(411)	(395)	(4,604)

Net loss	$(3,389)	$(3,098)	$(46,357)

Net loss per share	$--	$--	$(.02)

Weighted Average Shares Outstanding	2,505,000	2,505,000	2,451,060

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,389)	$(3,098)	$(46,357)
Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	--	--	2,983
Accounts payable converted into note payable	4,100	--	7,874
Increase in interest payable	411	396	4,605
Increase (decrease) in accounts payable	(1,140)	(1,420)	2,960
Net cash used by operating activities	(18)	(4,122)	(27,935)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party borrowing	--	--	16,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	--	--	28,029

Net increase (decrease) in cash	(18)	(4,122)	94

Cash, beginning of period	112	5,057	--

Cash, end of period	$94	$935	$94
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2010 and September 30, 2010, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at December 31, 2010 and September 30, 2010 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.           Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due between January 10, 2009 and December 14, 2011. The notes principal and accrued interest are convertible into common stock at $.025 per share.	14,100	10,000

	$20,100	$16,000

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

6.           Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $42,969 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2030. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,389 during the three months ended December 31, 2010 and accumulated losses of $46,357 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $31,345 at December 31, 2010. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three month Period Ended December 30, 2010 and 2009

The Company did not generate any revenue during the three months ended December 31, 2010 and 2009.

General and administrative expenses were $2,978 for the three months ended December 31, 2010, compared to general and administrative expenses of $2,703 for the same period in 2009.  Interest expense was $411 for the three months ended December 31, 2010 compared to $395 for the same period in 2009. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $3,389 for the three months ended December 31, 2010 compared to $3,098 for the same period in 2009.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At December 31, 2010, assets consisted of $94 in cash.  Liabilities consisted of $2,960 in accounts payable, $4,605 in accrued interest, a note payable of $3,774, and  $20,100 notes payable to two stockholders, for total liabilities of $31,439, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At December 31, 2010 the outstanding balance is $20,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2010, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2010) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 9, 2011