Form 10-Q
period 2011-03-31
YUMMIES INC
filed 2011-05-13
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2011

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _______________
Commission File number                         000-32361

YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of	(I.R.S. Identification No.)
Employer incorporation or organization)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2011
Common Stock, $0.001	2,505,000

INDEX

Page
Number
PART I.

ITEM 1.Financial Statements (unaudited)	4

Balance Sheets
March 31, 2011 and September 30, 2010	5

Statements of Operations
For the three and six months ended March 31, 2011 and 2010 and the period June 10, 1998 to March 31, 2011	6

Statements of Cash Flows
For the three months ended March 31, 2011 and 2010 and the period June 10, 1998 to March 31, 2011	7

Notes to Financial Statements	8

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T.Controls and Procedures	13

PART II.

ITEM 6. Exhibits	13

Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2011 and September 30, 2010, and the related  statements of operations for the three and six  months ended March 31, 2011 and 2010 and the period June 10, 1998  to March 31, 2011 , and statements of cash flows for the six months ended March 31, 2011 and 2010 and the period June 10, 1998  to March 31, 2011  have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2011, are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2011 AND SEPTEMBER 30, 2010

	March 31,	September 30,
	2011	2010
Assets

Current Assets:
Cash	$79	$112

Total current assets	79	112

Total Assets	$79	$112

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,000	$4,100
Interest payable	1,005	854
Interest payable, stockholders	4,077	3,340
Note payable	3,774	3,774
Notes payable, stockholders	20,100	16,000

Total current liabilities	31,956	28,068

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	13,227	12,507
Deficit accumulated during the
development stage	(47,609)	(42,968)

Total stockholders' equity	(31,877)	(27,956)
Total Liabilities and
Stockholders' Equity	$79	$112

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Revenues	$--	$--	$--	$--	$--

Expenses, general
and administrative	775	664	3,753	3,367	42,527

Operating loss	(775)	(664)	(3,753)	(3,367)	(42,527)

Other income (expense)
Interest expense	(477)	(396)	(888)	(791)	(5,082)

Net loss	$(1,252)	$(1,060)	$(4,641)	$(4,158)	$(47,609)

Net loss per share	$--	$--	$--	$--	$(.02)

Weighted Average Shares	2,505,000	2,505,000	2,505,000	2,505,000	2,452,111

The accompanying notes are an integral
part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months	For the period June 10, 1998
	Ended March 31,	Ended March 31,	(Inception) Through March 31,
	2011	2010	2011
Cash flows from
operating activities:
Net loss	$(4,641)	$(4,158)	$(47,609)

Adjustment to reconcile net loss to cash provided by operating activities:
Increase (decrease) in accounts payable and interest payable	(212)	(708)	8,082

Expenses paid directly by shareholder	720	240	3,703

Accounts payable converted into note payable	4,100	--	7,874

Net cash used by operating activities	(33)	(4,626)	(27,950)

Cash flows from investing activities

Cash flows from financing activities:	--	--	--

Issuance of common stock	--	--	12,029

Proceeds from note payable	--	--	16,000

Net cash provided by financing activities	--	--	28.029

Net increase (decrease) in cash	(33)	(4,626)	79

Cash, beginning of period	112	5,057	--

Cash, end of period	$79	$431	79

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

f.   Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2011 and September 30, 2010, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at March 31, 2011 and September 30, 2010 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.   Notes Payable, Stockholders

      Stockholder notes payable consist of the following at March 31, 2011 and September 30, 2010:
	March 31,	September 30,
	2011	2010
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured
and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and due between January 10, 2009 and December 14, 2011. The notes principal and accrued interest are
convertiblento common stock at $.025 per share.	14,100	10,000

	$20,100	$16,000

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

7.   Going Concern

      As shown in the accompanying financial statements, the Company incurred a net loss of $4,641 during the six months ended March 31, 2011 and accumulated losses of $47,609 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $31,877 at March 31, 2011.
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

8.   Subsequent Event

      On May 2, 2011, a shareholder loaned the Company $5,000. The note payable is due May 2, 2012 and bears interest at 8%. The note is convertible into common stock at $.025 per share.

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

Three and six month Period Ended December 30, 2010 and 2010

The Company did not generate any revenue during the three and six months ended March 31, 2011 and 2010.

General and administrative expenses were $775 and $3,753, respectively, for the three and six months ended March 31, 2011, compared to general and administrative expenses of $664 and $3,367, respectively, for the same period in 2010.  Interest expense was $477 and $888, respectively, for the three and six months ended March 31, 2011 compared to $396 and $791, respectively, for the same period in 2010. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $1,252 and $4,641, respectively, for the three and six months ended March 31, 2011 compared to $1,060 and $4,158, respectively,  for the same period in 2010.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At March 31, 2011, assets consisted of $79 in cash.  Liabilities consisted of $3,000 in accounts payable, $5,082 in accrued interest, a note payable of $3,774, and  $20,100 notes payable to two stockholders, for total liabilities of $31,956, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At March 31, 2011 the outstanding balance is $20,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 12, 2011