Form 10-Q
period 2011-06-30
YUMMIES INC
filed 2011-08-10
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2011

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
Commission File number                 000-32361
YUMMIES,  INC.

(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of Employer incorporation or organization)	(I.R.S.Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2011
Common Stock, $0.001	2,505,000

INDEX

			Page
			Number
PART I.

	ITEM 1.	Financial Statements (unaudited)	3

		Balance Sheets	4
		June 30, 2011 and September 30, 2010

		Statements of Operations
		For the three and Nine months ended June 30, 2011 and 2010 and the period June 10, 1998 to June 30, 2011	5

		Statements of Cash Flows
		For the three months ended June 30, 2011 and 2010 and the period June 10, 1998 to June 30, 2011	6

		Notes to Financial Statements	7

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

	ITEM 4T.	Controls and Procedures	12

PART II.

	ITEM 6.	Exhibits	12

	Signatures		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2011 and September 30, 2010, and the related  statements of operations for the three and Nine  months ended June 30, 2011 and 2010 and the period June 10, 1998  to June 30, 2011 , and statements of cash flows for the nine months ended June 30, 2011 and 2010 and the period June 10, 1998  to June 30, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2011, are not necessarily indicative of the results that can be expected for the year ending September 30, 2011.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS
June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
Assets

Current Assets:
Cash	$5,057	$112

Total current assets	5057	112

Total Assets	$5,057	$112

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,060	$4,100
Interest payable	1081	854
Interest payable, stockholders	4,542	3,340
Note payable	3,774	3,774
Notes payable, stockholders	25,100	16,000

Total current liabilities	40,557	28,068

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	13,227	12,507
Deficit accumulated during the development stage	-51,232	-42,968

Total stockholders' equity	-35,500	-27,956
Total Liabilities and Stockholders' Equity	5057	112

The accompaning notes are an integral part of the financial statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For The
					Period
	For the	For the	For the	For the	10-Jun-98
	Three Months	Three Months	Nine Months	Nine months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	-	-	-	-	-

Expenses, general and administrative	3,081	845	6,835	4,211	45,609

Operating loss	(3,081)	(845)	(6,835)	(4,211)	(45,609)

Other income (expense)
Interest expense	(541)	(396)	(1,429)	(1,187)	(5,623)

Net loss	(3,622)	(1,241)	(8,264)	(5,398)	(51,232)

Net loss per share	-	-	-	-	(0.02)

Weighted Average Shares Outstanding	2,505,000	2,505,000	2,505,000	2,505,000	2,454,121

The accompaning notes are an integral part of the financial statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For The
			Period
	For The	For The	10-Jun-98
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	(8,264)	(5,398)	(51,232)
Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directly by shareholder	720	240	3,703
Accounts payable converted into note payable	4,100	-	7,874
Increase in interest payable	1,429	1,187	5,623
Increase (decrease) in accounts payable	1,960	(950)	6,060
Net cash used by operating activities	(55)	(4,921)	(27,972)

Cash flows from investing activities	-	-	-

Cash flows from financing activities:
Proceeds from related party borrowing	5,000	-	21,000
Issuance of common stock	-	-	12,029

Net cash provided by financing activities	5,000	-	33,029
Net increase (decrease) in cash	4,945	(4,921)	5,057

Cash, beginning of period	112	5,057	-

Cash, end of period	5,057	136	5,057
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompaning notes are an integral part of the financial statements

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

f.          Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2011 and September 30, 2010, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at June 30, 2011 and September 30, 2010 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.   Notes Payable, Stockholders

      Stockholder notes payable consist of the following at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008.
The noteprincipal and accrued interestis convertible into commonstock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and
due between January 10, 2009 and May 2, 2012. The notes principal and accrued interest are convertible into common stock at $.025 per share.	19,100	10,000
	$25,100	$16,000

4.   Issuance of Common Stock

      On August 13, 1998, the Company issued 1,000,000 shares ofits$.001 par value common stock for an aggregate price of$1,000.

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

7.   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,264 during the nine months ended June 30, 2011 and accumulated losses of $51,232 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $35,500 at June 30, 2011. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and Nine month Period Ended December 30, 2010 and 2010

The Company did not generate any revenue during the three and Nine months ended June 30, 2011 and 2010.

General and administrative expenses were $3,081 and $6,835, respectively, for the three and Nine months ended June 30, 2011, compared to general and administrative expenses of $845 and $4,211, respectively, for the same period in 2010.  Interest expense was $541 and $1,429, respectively, for the three and Nine months ended June 30, 2011 compared to $396 and $1,187, respectively, for the same period in 2010. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $3,622 and $8,264, respectively, for the three and Nine months ended June 30, 2011 compared to $1,241 and $5,398, respectively,  for the same period in 2010.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At June 30, 2011, assets consisted of $5,057 in cash.  Liabilities consisted of $6,060 in accounts payable, $5,623 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $40,557, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At June 30, 2011 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER  INFORMATION

(a) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

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

Yummies, Inc.
[Registrant]

S/Susan Santage
August 10, 2011	Susan Santage, President & Treasurer