Form 10-K
period 2011-09-30
YUMMIES INC
filed 2011-12-29
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(x )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended September 30, 2011

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
Yes	[X]	No	[ ]

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

At December 1, 2011, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2011, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure areasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

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

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $10,065 during year ended September 30, 2011 and accumulated losses of $53,033 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $36,801 at September 30, 2011. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had minimal assets of $2,874  to fund its operations. Liabilities consisted of $4,600 in accounts payable, $6,201 in accrued interest and  $28,874 in notes payable, for total liabilities of $39,675, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2011.

Year ended September 30, 2011 compared to year ended September 30, 2010

Revenues for the year ended September 30, 2011 were $-0- compared to $-0- for the year ended September 30, 2010

Expenses for the year ended September 30, 2011, including interest, were $10,065 compared to $7,048  for the year ended September 30, 2010, an increase of $3,017. This increase is attributable to the significantly increased costs of compliance with rules promulgated by the Securities & Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2011..

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Title	Position Held Since

Susan Santage	50	President, Secretary, Treasurer and Director	5/22/2009

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

The following table sets forth as of September 30, 2011, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2011, 2010, and 2009.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2011, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and Address Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Susan Santage (Pres/Dir)	1,690,000*	67.5
1981 Murray Holladay Rd.
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000	67.5%

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

On February 9, 2007 a stockholder of the Company loaned the Company $6,000. On January 10, 2008; on May 22, 2009; on December 14, 2010; and on February 15, 2011 another shareholder and present officer/director of the company  loaned the Company $5,000;  $5,000; $4,100; and $5,000 respectively. Each note matures in one year and earns interest at 8%. The note principal and accrued interest is convertible into common stock at $.025 per share.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2011 and 2010 were $3,850.00 and $3,950.00, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2011 and 2010 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2011 and 2010 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2011 and 2010.

 Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2011, were approved by the Board of Directors.

ITEM 15.  EXHIBITS

(a) (1)  Financial Statements. The following financial statements are included in this report:

(a)(2)  Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3)  Exhibits. The following exhibits are included as part of this report by reference:

31.1	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*
101.INS	XBRL Instance*
101.SCH	XBRL Schema*
101.CAL	XBRL Calculation*
101.DEF	XBRL Definition*
101.LAB	XBRL Label*
101.PRE	XBRL Presentation*

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUMMIES, INC.
(Registrant)

Dated: 27th day of December, 2011.	By: /s/ Susan Santage
Susan Santage
President and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of December 2011.

/s/ Susan Santage
 Susan Santage
 Sole Director, President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $10,065, and $7,048, respectively, during the years ended September 30, 2011 and 2010, and as of September 30, 2011, the Company’s current liabilities exceeded its current assets by $36,801. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnham and Schumm
Salt Lake City, Utah
December 23, 2011

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2011 and 2010

	2011	2010
Assets

Current Assets:
Cash	$2,874	$112

Total current assets	2,874	112

Total Assets	$2,874	$112

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,600	$4,100
Interest payable	1,156	854
Interest payable, stockholder	5,045	3,340
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	16,000

Total current liabilities	39,675	28,068

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	13,727	12,507
Deficit accumulated during the development stage	(53,033)	(42,968)

Total Stockholders' Equity	(36,801)	(27,956)

Total Liabilities and Stockholders' Equity	$2,874	$112

The accompanying notes are an integral part of the Financial Statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2011 and 2010

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenues	$--	$--	$--

Expenses, general and administrative	8,058	5,466	46,832

Operating loss	(8,058)	(5,466)	(46,832)

Other income (expense):
Interest expense	(2,007)	(1,582)	(6,201)

Loss before provision for income taxes	(10,065)	(7,048)	(53,033)

Provision for income taxes	--	--	--

Net loss	$(10,065)	$(7,048)	$(53,033)

Net loss per share	$--	$--	$(0.02)

Weighted average shares outstanding	2,505,000	2,505,000	2,454,094

The accompanying notes are an inegral part of the financial statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issue for cash at $.001/share on August 13, 1998	$1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	2,463	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2009	--	--	--	(35,920)

Balance, September 30, 2009	$2,505,000	$2,505	$11,987	$(35,920)

The accompanying notes are an integral part of the financial statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2009	$2,505,000	$2,505	$11,987	$(35,920)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	520	--

Net loss for the year ended September 30, 2010	--	--	--	(7,048)

Balance, September 30, 2010	2,505,000	2,505	12,507	(42,968)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	1,220	--

Net loss for the year ended September 30, 2011	--	--	--	(10,065)

Balance, September 30, 2011	$2,505,000	$2,505	$13,727	$(53,033)

The accompanying notes are an itegral part of the financial statements

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2011 and 2010

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(10,065)	$(7,048)	$(53,033)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	1,220	520	4,203
Accounts payable converted into note payable	4,100	--	7,875
Increase (decrease) in accounts payable	500	--	4,600
Increase in interest payable	2,007	1,583	6,200
Net cash used by operating activities	(2,238)	(4,945)	(30,155)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Proceeds from related party borrowing	5,000	--	21,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	5,000	--	33,029
Net increase (decrease) in cash	2,762	(4,945)	2,874

Cash, beginning of period	112	5,057	--

Cash, end of period	$2,874	$112	$2,874
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Accounts payable converted into note payable	$4,100	$--	$7,875

The accompanying notes are an integral part of the financial statements

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

f.             Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011 and 2010, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.  Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at September 30, 2011 and 2010 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.   Notes Payable, Stockholders

         Stockholder notes payable consist of the following at September 30, 2011 and 2010:

	2011	2010
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued interest are convertible into common stock at $.025 per share.	19,100	10,000

	$25,100	$16,000

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

6.  Income Taxes

At September 30, 2011, and 2010, the Company had net deferred tax assets of $18,031, and $14,609, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at September 30, 2011 and 2010:

	2011	2010
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2011	2010
Expected tax benefit using regular rates	$(3,422)	$(2,396)
State minimum tax	--	--
Valuation allowance	3,422	2,396
Tax Provision	$--	$--

The Company has loss carry forwards totaling $50,033 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2022 and 2031.

Notes to Financial Statements - Continued

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2011 and 2010. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2011 and 2010.

7.  Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $10,065 during year ended September 30, 2011 and accumulated losses of $53,033 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $36,801 at September 30, 2011. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8. Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 27, 2011 the date on which the financial statements were available to be issued.