Form 10-Q
period 2011-12-31
YUMMIES INC
filed 2012-01-24
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2011

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to ________________
Commission File number    000-32361

YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of Employerincorporation or organization)	(I.R.S. Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of December 31, 2011
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets
	December 31, 2011 and September 30, 2011	5

	Statements of Operations
	For the three months ended December 31, 2011 and 2010 and the period June 10, 1998 to December 31, 2011	6

	Statements of Cash Flows
	For the three months ended December 31, 2011 and 2010 and the period June 10, 1998 to December 31, 2011	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T.	Controls and Procedures	13

PART II.

ITEM 6.	Exhibits	13

Signatures		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2011 and September 30, 2011, and the related  statements of operations for the three months ended December 31, 2011 and 2010 and the period June 10, 1998  to December 31, 2011 , and statements of cash flows for the three months ended December 31, 2011 and 2010 and the period June 10, 1998  to December 31, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2011, are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

	December 31,	September 30,
	2011	2011
Assets

Current Assets:
Cash	$2,250	$2,874

Total current assets	2,250	2,874

Total Assets	$2,250	$2,874

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,700	$4,600
Interest payable	1,231	1,156
Interest payable, stockholders	5,547	5,045
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	39,352	39,675

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	17,727	13,727
Deficit accumulated during the development stage	(57,334)	(53,033)

Total Stockholders' Equity	(37,102)	(36,801)

Total Liabilities and Stockholders' Equity	$2,250	$2,874

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$--	$--	$--

Expenses, general
and administrative	3,723	2,978	50,555

Operating loss	(3,723)	(2,978)	(50,555)

Other income (expense):
Interest expense	(578)	(411)	(6,779)

Net loss	$(4,301)	$(3,389)	$(57,334)

Net loss per share	$--	$--	$(0.02)

Weighted average shares
outstanding	2,505,000	2,505,000	2,455,030

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash flows from
operating activities:
Net loss	$(4,301)	$(3,389)	$(57,334)
Adjustment to reconcile net
loss to cash provided by
operating activities:
Expenses paid directly by shareholder	4,000	--	8,203
Accounts payable converted into note payable	--	4,100	7,874
Increase in interest payable	577	411	6,778
Increase (decrease) in accounts payable	(900)	(1,140)	3,700
Net cash used by operating activities	(624)	(18)	(30,779)
Cash flows from investing activities	--	--	--
Cash flows from
financing activities:
Proceeds from related party borrowing	--	--	21,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	--	--	33,029
Net increase (decrease) in cash	(624)	(18)	2,250

Cash, beginning of period	2,874	112	--

Cash, end of period	$2,250	$94	$2,250
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2011 and September 30, 2011, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.           Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at December 31, 2011 and September 30, 2011 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.           Notes Payable, Stockholders

              Stockholder notes payable consist of the following at December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Note payable to an individual, also
a stockholder of the Company,
interest is being charged at 8%,
the note is unsecured and due on
February 9, 2008. The note
principal and accrued interest
is convertible into common
stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also
a stockholder and director of the
Company, interest is being charged
at 8%, the notes are unsecured and
all are due one year from issuance.
The notes principal and accrued
Interest are convertible into
common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

6.           Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $50,033 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2022 and 2031. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.           Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,301 during the three months ended December 31, 2011 and accumulated losses of $57,334 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $37,102 at December 31, 2011. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three month Period Ended December 30, 2011 and 2010

The Company did not generate any revenue during the three months ended December 31, 2011 and 2010.

General and administrative expenses were $3,723 for the three months ended December 31, 2011, compared to general and administrative expenses of $2,978 for the same period in 2010.  Interest expense was $578 for the three months ended December 31, 2011 compared to $411 for the same period in 2010. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $4,301 for the three months ended December 31, 2011 compared to $3,389 for the same period in 2010.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At December 31, 2011, assets consisted of $2,250 in cash.  Liabilities consisted of $3,700 in accounts payable, $6,778 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $39,352, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At December 31, 2011 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2011, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2011) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Susan Santage
Susan Santage, President & Treasurer
January 24, 2012