Form 10-Q
period 2012-03-31
YUMMIES INC
filed 2012-05-09
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2012

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

___________________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2012
Common Stock, $0.001	2,505,000

INDEX

		Page
PART I.		Number

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	March 31, 2012 and September 30, 2011

	Statements of Operations
	For the three and six months ended March 31, 2012 and 2011 and the period June 10, 1998 to March 31, 2012	6

	Statements of Cash Flows
	For the six months ended March 31, 2012 and 2011and the period June 10, 1998 to March 31, 2012	7

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T.	Controls and Procedures	13

PART II.

ITEM 6.	Exhibits	14
Signatures		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2012 and September 30, 2011, and the related  statements of operations for the three and six months ended March 31, 2012 and 2011 and the period June 10, 1998  to March 31, 2012 , and statements of cash flows for the six months ended March 31, 2012 and 2011 and the period June 10, 1998  to March 31, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2012, are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2012 AND SEPTEMBER 30, 2011

	March 31,	September 30,
	2012	2011
Assets

Current Assets:
Cash	$416	$2,874

Total current assets	416	2,874

Total Assets	$416	$2,874

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,000	$4,600
Interest payable	1,308	1,156
Interest payable, stockholders	6,048	5,045
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	39,230	39,675

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	17,727	13,727
Deficit accumulated during the development stage	(59,046)	(53,033)

Total Stockholders' Equity	(38,814)	(36,801)

Total Liabilities and Stockholders' Equity	$416	$2,874

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	1,134	775	4,858	3,753	51,690

Operating loss	(1,134)	(775)	(4,858)	(3,753)	(51,690)

Other income (expense):
Interest expense	(578)	(477)	(1,155)	(888)	(7,356)

Net loss	$(1,712)	$(1,252)	$(6,013)	$(4,641)	$(59,046)

Net loss per share	$--	$--	$--	$--	$(0.02)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,505,000	2,455,934

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(6,013)	$(4,641)	$(59,046)

Adjustment to reconcile net loss to cash provided by operating activities:
Increase (decrease) in accounts payable and interest payable	(445)	(212)	10,356
Expenses paid directly by shareholder	4,000	720	8,203
Accounts payable converted into note payable	--	4,100	7,874

Net cash used by operating activities	(2,458)	(33)	(32,613)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	--	21,000

Net cash provided by financing activities	--	--	33,029

Net increase (decrease) in cash	(2,458)	(33)	416

Cash, beginning of period	2,874	112	--

Cash, end of period	$416	$79	$416
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

3.   Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2011 and September 30, 2011:

	March 31,	September 30,
	2012	2011
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued Interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

7.    Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,013 during the six months ended March 31, 2012 and accumulated losses of $59,046 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $38,814 at March 31, 2012. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and six month Period Ended December 30, 2011 and 2011

The Company did not generate any revenue during the three and six months ended March 31, 2012 and 2011.

General and administrative expenses were $1,134 and $4,858, respectively, for the three and six months ended March 31, 2012, compared to general and administrative expenses of $775 and $3,753, respectively, for the same period in 2011.  Interest expense was $578 and $1,155, respectively, for the three and six months ended March 31, 2012 compared to $477 and $888, respectively, for the same period in 2011. Expenses were largely due to accounting, legal and other professional costs. As a result of the foregoing, the Company realized net losses of $1,712 and $6,013, respectively, for the three and six months ended March 31, 2012 compared to $1,252 and $4,641, respectively, for the same period in 2011. The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At March 31, 2012, assets consisted of 416 in cash.  Liabilities consisted of $3,000 in accounts payable, $7,356 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $39,230, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At March 31, 2012 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $7,000. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses.

Management may attempt to raise additional capital for its current operational needs through loans from its officers or shareholders, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.\

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2012, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Yummies, Inc.
[Registrant]

S/ Susan Santage
May 9, 2012	Susan Santage, President & Treasurer