Form 10-Q
period 2012-06-30
YUMMIES INC
filed 2012-08-10
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

( x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2012
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to _________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ x ] No [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2012
Common Stock, $0.001	2,505,000

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	4

	Balance Sheets	5
	June 30, 2012 and September 30, 2011

	Statements of Operations
	For the three and nine months ended June 30, 2012 and 2011	6
	and the period June 10, 1998 to June 30, 2012

	Statements of Cash Flows
	For the nine months ended June 30, 2012 and 2011	7
	and the period June 10, 1998 to June 30, 2012

	Notes to Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4T.	Controls and Procedures	13

PART II.

ITEM 6.	Exhibits	13

Signatures		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2012 and September 30, 2011, and the related  statements of operations for the three and nine months ended June 30, 2012 and 2011 and the period June 10, 1998  to June 30, 2012 , and statements of cash flows for the nine months ended June 30, 2012 and 2011 and the period June 10, 1998  to June 30, 2012 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2012, are not necessarily indicative of the results that can be expected for the year ending September 30, 2012.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2012 AND SEPTEMBER 30, 2011

	June 30,	September 30,
	2012	2011
Assets

Current Assets:
Cash	$686	$2,874

Total current assets	686	2,874

Total Assets	$686	$2,874

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,750	$4,600
Interest payable	1,384	1,156
Interest payable, stockholder	6,549	5,045
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	40,557	39,675

Stockholders' Equity:
Common stock, $.001 par value
50,000,000 shares authorized,
2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	19,052	13,727
Deficit accumulated during the
development stage	(61,428)	(53,033)

Total Stockholders' Equity	(39,871)	(36,801)

Total Liabilities and Stockholders' Equity	$686	$2,874

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$--	$--	$--	$--	$--

Expenses, general
and administrative	1,804	3,081	6,662	6,835	53,495

Operating loss	(1,804)	(3,081)	(6,662)	(6,835)	(53,495)

Other income (expense):
Interest expense	(578)	(541)	(1,733)	(1,429)	(7,933)

Net loss	$(2,382)	$(3,622)	$(8,395)	$(8,264)	$(61,428)

Net loss per share	$--	$--	$--	$--	$(0.02)

Weighted average shares
outstanding	2,505,000	2,505,000	2,505,000	2,505,000	2,456,805

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
			For the
			Period
	For the	For the	June 10, 1998
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2012	2011	2012

Cash flows from
operating activities:
Net loss	$(8,395)	$(8,264)	$(61,428)
Adjustments to reconcile net
loss to cash provided by
operating activities:
Expenses paid directly
by shareholder	4,325	720	8,528
Increase (decrease) in
accounts payable and
interest payable	882	3,389	11,683
Accounts payable
converted into note payable	--	4,100	7,874
Net cash used by
operating activities	(3,188)	(55)	(33,343)
Cash flows from
investing activities:	--	--	--
Cash flows from
financing activities:
Cash contributed by shareholder	1,000	--	1,000
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	5,000	21,000
Net cash provided by
financing activities	1,000	5,000	34,029
Net increase (decrease) in cash	(2,188)	4,495	686

Cash, beginning of period	2,874	112	--

Cash, end of period	$686	$5,057	$686
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

3.   Notes Payable, Stockholders

           Stockholder notes payable consist of the following at June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011

Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due
on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured andall are due one year from issuance. The notes principal and accrued Interest are convertible into common stock
at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

7.   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,395 during the nine months ended June 30, 2012 and accumulated losses of $61,428 since inception at June 10, 1998. The Company=s current liabilities exceed its current assets by $39,871 at June 30, 2012. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and nine month Period Ended December 30, 2011 and 2011

The Company did not generate any revenue during the three and nine months ended June 30, 2012 and 2011.

General and administrative expenses were $3,081 and $6,835, respectively, for the three and nine months ended June 30, 2012, compared to general and administrative expenses of $845 and $4,211, respectively, for the same period in 2011.  Interest expense was $541 and $1,429, respectively, for the three and nine months ended June 30, 2012 compared to $396 and $1,187, respectively, for the same period in 2011. The increase in expenses was primarily caused by the increased costs of complying with the reporting requirements under the Securities and Exchange Act of 1934, of which this 10Q is a part of. As a result of the foregoing, the Company realized net losses of $3,622 and $8,264, respectively, for the three and nine months ended June 30, 2012 compared to $1,241 and $5,398, respectively, for the same period in 2011.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At June 30, 2012, assets consisted of 5,057 in cash.  Liabilities consisted of $6,060 in accounts payable, $5,623 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $40,557, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At June 30, 2012 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $7,000.  Management understands that it does not have sufficient cash to meet its immediateoperational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers or shareholders, debt financing, equity financing or a combination of financing options.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2012, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2012) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2-OTHER INFORMATION

(a) Exhibits

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification.
Exhibit 32.1 Certification by the Chief Executive Officer/Acting Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.
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

/s/Susan Santage
Susan Santage, President & Treasurer
August 9, 2012