Form 10-K
period 2013-09-30
YUMMIES INC
filed 2013-12-18
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended     September 30, 2013

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

At December 1, 2013, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2013, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $12,201 during year ended September 30, 2013 and accumulated losses of $77,701 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $44,409 at September 30, 2013. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had minimal assets of $565  to fund its operations. Liabilities consisted of $5,250 in accounts payable, $10,850 in accrued interest and  $28,874 in notes payable, for total liabilities of $44,974, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2013.

Year ended September 30, 2013 compared to year ended September 30, 2012

Revenues for the year ended September 30, 2013 were $-0- compared to $-0- for the year ended September 30, 2012

Expenses for the year ended September 30, 2013, including interest, were $12,201 compared to $12,467  for the year ended September 30, 2012, a minor decrease.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2013..

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Title	Position Held Since

Susan Santage	52	President, Secretary,
		Treasurer and Director	5/22/2009

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

The following table sets forth as of September 30, 2013, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2013, 2012, and 2011.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2013, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group
Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Susan Santage (Pres/Dir)	1,690,000	*	67.5
1981 Murray Holladay Rd
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000		67.5%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2013 and 2012 were $5,100 and $4,200.00, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2013 and 2012 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2013 and 2012 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2013 and 2012.

 Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2013, were approved by the Board of Directors.

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

YUMMIES, INC.
(Registrant)

Dated: 16th day of December, 2013.	By:S/ Susan Santage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th  day of December 2013.

 S/ Susan Santage
 Susan Santage
 Sole Director, President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2013. Yummies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $12,201, and $12,467, respectively, during the years ended September 30, 2013 and 2012, and as of September 30, 2013, the Company’s current liabilities exceeded its current assets by $44,409. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/ Burnham & Schumm
Salt Lake City, Utah
December 5, 2013

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	2013	2012
Assets

Current Assets:
Cash	$565	$662

Total current assets	565	662

Total Assets	$565	$662

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,250	$4,350
Interest payable	1,760	1,458
Interest payable, stockholder	9,090	7,053
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	44,974	41,735

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	30,787	21,922
Deficit accumulated during the development stage	(77,701)	(65,500)

Total Stockholders' Equity	(44,409)	(41,073)

Total Liabilities and Stockholders' Equity	$565	$662

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2013	2012	2012

Revenues	$--	$--	$--

Expenses, general and administrative	9,861	10,157	66,851

Operating loss	(9,861)	(10,157)	(66,851)

Other income (expense):
Interest expense	(2,340)	(2,310)	(10,850)

Loss before provision for income taxes	(12,201)	(12,467)	(77,701)

Provision for income taxes	--	--	--

Net loss	$(12,201)	$(12,467)	$(77,701)

Net loss per share	$--	$--	$(0.03)

Weighted average shares outstanding	2,505,000	2,505,000	2,460,734

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issue for cash at $.001/share on August 13, 1998	1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	4,203	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2011	--	--	--	(53,033)

Balance, September 30, 2011	2,505,000	$2,505	$13,727	$(53,033)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2011	2,505,000	$2,505	$13,727	$(53,033)

Cash contribution by shareholder on June 13, 2012	--	--	1,000	--

Contribution by shareholder for company expenses paid directly by shareholder	--	--	7,195	--

Net loss for the year ended September 30, 2012	--	--	--	(12,467)

Balance, September 30, 2012	2,505,000	2,505	21,922	(65,500)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	8,865	--

Net loss for the year ended September 30, 2013	--	--	--	(12,201)

Balance, September 30, 2013	2,505,000	$2,505	$30,787	$(77,701)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(12,201)	$(12,467)	$(77,701)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	8,865	7,195	20,262
Accounts payable converted into note payable	--	--	7,875
Increase (decrease) in accounts payable	900	(250)	5,250
Increase in interest payable	2,339	2,310	10,850

Net cash used by operating activities	(97)	(3,212)	(33,464)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	1,000	1,000
Proceeds from related party borrowing	--	--	21,000
Issuance of common stock	--	--	12,029
Net cash provided by financing activities	--	1,000	34,029
Net increase (decrease) in cash	(97)	(2,212)	565

Cash, beginning of period	662	2,874	--

Cash, end of period	$565	$662	$565
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Accounts payable converted into note payable	$--	--	$7,875

The accompanying notes are an integral part of the financial statements.

Insert Excel File
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

Notes to Financial Statements – Continued

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and 2012, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.      Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable. The note balance of $3,774 at September 30, 2013 and 2012 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.      Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2013 and 2012:

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

Notes to Financial Statements – Continued

4.      Issuance of Common Stock

On August 13, 1998, the Company issued 1,000,000 shares of its $.001 par value common stock for an aggregate price of 1,000.

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

Notes to Financial Statements - Continued

6.     Income Taxes

At September 30, 2013, and 2012, the Company had net deferred tax assets of $26,418, and $22,270, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at September 30, 2013 and 2012:

	2013	2012
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2013	2012

Expected tax benefit using regular rates	$(4,148)	$(4,239)
State minimum tax	--	--
Valuation allowance	4,148	4,239
Tax Provision	$--	$--

The Company has loss carry forwards totaling $77,701 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2033.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2013 and 2012. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2013 and 2012.

Notes to Financial Statements - Continued

7.     Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $12,201 during year ended September 30, 2013 and accumulated losses of $77,701 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $44,409 at September 30, 2013. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.     Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 16,2013 the date on which the financial statements were available to be issued.