Form 10-Q
period 2013-12-31
YUMMIES INC
filed 2014-02-05
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2013

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to _____________

Commission File number  000-32361

YUMMIES, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of Employer incorporation or organization)	(I.R.S. Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

801-272-9294
Registrant’s telephone number, including area code

__________________________________________________________
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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of February 1, 2014
Common Stock, $0.001	2,505,000

INDEX

Page Number

PART I.

ITEM 1. Financial Statements (unaudited)	3

Balance Sheets	4
December 31, 2013 and September 30, 2013

Statements of Operations	5
For the three months ended December 31, 2013 and 2012 and the period June 10, 1998 to December 31, 2013

Statements of Cash Flows	6
For the three months ended December 31, 2013 and 2012 and the period June 10, 1998 to December 31, 2013

Notes to Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	11

ITEM 4T. Controls and Procedures	11
PART II.

ITEM 6. Exhibits	12

Signatures	12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at December 31, 2013 and September 30, 2013, and the related  statements of operations for the three months ended December 31, 2013 and 2012 and the period June 10, 1998  to December 31, 2013 , and statements of cash flows for the three months ended December 31, 2013 and 2012 and the period June 10, 1998  to December 31, 2013 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2013, are not necessarily indicative of the results that can be expected for the year ending September 30, 2013.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

	December 31,	September 30,
	2013	2013
Assets

Current Assets:
Cash	$542	$565

Total current assets	542	565

Total Assets	$542	$565

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,750	$5,250
Interest payable	1,835	1,760
Interest payable, stockholders	9,593	9,090
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	44,052	44,974

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	37,267	30,787
Deficit accumulated during the development stage	(83,282)	(77,701)

Total Stockholders' Equity	(43,510)	(44,409)

Total Liabilities and Stockholders' Equity	$542	$565

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$--	$--	$--

Expenses, general and administrative	5,004	4,054	71,855

Operating loss	(5,004)	(4,054)	(71,855)

Other income (expense):
Interest expense	(578)	(578)	(11,427)

Net loss	$(5,582)	$(4,632)	$(83,282)

Net loss per share	$--	$--	$(0.03)

Weighted average shares outstanding	2,505,000	2,505,000	2,461,444

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(5,582)	$(4,632)	$(83,282)
Adjustment to reconcile net loss to cash provided by operating activities:
Expenses paid directlyby shareholder	6,480	4,350	26,742
Accounts payable converted into note payable	--	--	7,875
Increase in interest payable	579	578	11,428
Increase (decrease) in accounts payable	(1,500)	(320)	3,750

Net cash used by operating activities	(23)	(24)	(33,487)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	--	1,000
Proceeds from related party borrowing	--	--	21,000
Issuance of common stock	--	--	12,029

Net cash provided by financing activities
	--	--	34,029
Net increase (decrease) in cash	(23)	(24)	542

Cash, beginning of period	565	662	--

Cash, end of period	$542	$638	$542
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

2.            Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at December 31, 2013 and September 30, 2013 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.            Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013

Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued Interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

6.           Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $77,701 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2033. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.           Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $5,582 during the three months ended December 31, 2013 and accumulated losses of $83,232 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $43,510 at December 31, 2013. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three month Period Ended December 30, 2013 and 2012

The Company did not generate any revenue during the three months ended December 31, 2013 and 2012.

General and administrative expenses were $5,004 for the three months ended December 31, 2013, compared to general and administrative expenses of $4,054 for the same period in 2012.  Interest expense was $578 for the three months ended December 31, 2013 compared to $578 for the same period in 2012. The increase in expenses was primarily caused by the increased costs of complying with the reporting requirements under the Securities and Exchange Act of 1934, of which this 10Q is a part of. As a result of the foregoing, the Company realized net losses of $5,582 for the three months ended December 31, 2013 compared to $4,632 for the same period in 2012.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At December 31, 2013, assets consisted of $542 in cash.  Liabilities consisted of $3,750 in accounts payable, $11,428 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $44,052, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At December 31, 2013 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2013, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2013) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 4, 2014