Form 10-Q
period 2014-03-31
YUMMIES INC
filed 2014-05-07
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2014

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to _________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2014
Common Stock, $0.001	2,505,000

INDEX

		Page Number

PART I.

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets	4
	March 31, 2014 and September 30, 2013

	Statements of Operations	5
	For the three and six months ended March 31, 2014 and 2013 and the period June 10, 1998 to March 31, 2014

	Statements of Cash Flows	6
	For the six months ended March 31, 2014 and 2013 and the period June 10, 1998 to March 31, 2014

	Notes to Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	12

ITEM 4T.	Controls and Procedures	12

PART II.

ITEM 6.	Exhibits	13

	Signatures	13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2014 and September 30, 2013, and the related  statements of operations for the three and six months ended March 31, 2014 and 2013 and the period June 10, 1998  to March 31, 2014 , and statements of cash flows for the six months ended March 31, 2014 and 2013 and the period June 10, 1998  to March 31, 2014 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2014, are not necessarily indicative of the results that can be expected for the year ending September 30, 2014.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2014 AND SEPTEMBER 30, 2013

	March 31,	September 30,
	2014	2013
Assets

Current Assets:
Cash	$518	$565

Total current assets	518	565

Total Assets	$518	$565

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,250	$5,250
Interest payable	1,911	1,760
Interest payable, stockholders	10,095	9,090
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	45,130	44,974

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	38,277	30,787
Deficit accumulated during the development stage	(85,394)	(77,701)

Total Stockholders' Equity	(44,612)	(44,409)

Total Liabilities and Stockholders' Equity	$518	$565

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	1,534	1,444	6,538	5,498	73,389

Operating loss	(1,534)	(1,444)	(6,538)	(5,498)	(73,389)

Other income (expense):
Interest expense	(578)	(578)	(1,155)	(1,155)	(12,005)

Net loss	$(2,112)	$(2,022)	$(7,693)	$(6,653)	$(85,394)

Net loss per share	$--	$--	$--	$--	$(0.03)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,505,000	2,462,131

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(7,693)	$(6,653)	$(85,394)
Adjustment to reconcile net loss to cash provided by operating activities:
Increase (decrease) in accounts payable andinterest payable	156	1,075	16,256
Expenses paid directly by shareholder	7,490	5,530	27,752
Accounts payable converted into note payable	--	--	7,875

Net cash used by operating activities	(47)	(48)	(33,511)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	--	1,000
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	--	21,000

Net cash provided by financing activities	--	--	34,029

Net increase (decrease) in cash	(47)	(48)	518

Cash, beginning of period	565	662	--

Cash, end of period	$518	$614	$518
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

c.           Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalent

  Notes to Financial Statements - Continued

d.           Net Loss Per Share

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

f.           Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and September 30, 2013, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into one-year notes payable.  The note balance of $3,774 at March 31, 2014 and September 30, 2013 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

Notes to Financial Statements - Continued

3.              Notes Payable, Stockholders

Stockholder notes payable consist of the following at March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013

Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into commonstock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

4.             Issuance of Common Stock

    On August 13, 1998, the Company issued 1,000,000 shares of  its .001 par value common stock for an aggregate price of$1,000.

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

-  -

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

7.              Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $7,693 during the six months ended March 31, 2014 and accumulated losses of $85,394 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $44,612 at March 31, 2014. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and six month Period Ended March 31, 2014 and 2013

The Company did not generate any revenue during the three and six months ended March 31, 2014 and 2013.

General and administrative expenses were $1,534 and $6,538  for the three and six months ended March 31, 2014, respectively, compared to general and administrative expenses of $1,444 and $5,498 for the same periods in 2013.  Interest expense was $578 and $1,155 for the three and six months ended March 31, 2014, respectively, compared to $578 and $1,155 for the same period in 2013. As a result of the foregoing, the Company realized net losses of $2,112 and $7,693 for the three and six months ended March 31, 2014, respectively, compared to $2,022 and $6,653 for the same periods in 2013.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At March 31, 2014, assets consisted of $518 in cash.  Liabilities consisted of $4,250 in accounts payable, $12,006 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $45,130, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At March 31, 2014 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

[

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2014, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2014) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 6, 2014