Form 10-Q
period 2015-03-31
YUMMIES INC
filed 2015-05-12
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2015

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to ___________

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date

Class	Outstanding as of May 1, 2015
Common Stock, $0.001	2,505,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at March 31, 2015 and September 30, 2014, and the related  statements of operations for the three and six months ended March 31, 2015 and 2014 and the period June 10, 1998  to March 31, 2015 , and statements of cash flows for the six months ended March 31, 2015 and 2014 and the period June 10, 1998  to March 31, 2015 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2015, are not necessarily indicative of the results that can be expected for the year ending September 30, 2015.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2015 AND SEPTEMBER 30, 2014

	March 31,	September 30,
	2015	2014
Assets

Current Assets:
Cash	$422	$470
Prepaid expenses	8,333	--

Total current assets	8,755	470

Total Assets	$8,755	$470

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,350	$6,050
Interest payable	2,214	2,063
Interest payable, stockholders	12,102	11,098
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	47,540	48,085

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	58,607	40,327
Deficit accumulated during the development stage	(99,897)	(90,447)

Total Stockholders' Equity	(38,785)	(47,615)

Total Liabilities and Stockholders' Equity	$8,755	$470

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

					For the
					Period
	For the	For the	For the	For the	June 10, 1998
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014	2015

Revenues	$--	$--	$--	$--	$--

Expenses, general and administrative	3,301	1,534	8,295	6,538	85,582

Operating loss	(3,301)	(1,534)	(8,295)	(6,538)	(85,582)

Other income (expense):
Interest expense	(578)	(578)	(1,155)	(1,155)	(14,315)

Net loss	$(3,879)	$(2,112)	$(9,450)	$(7,693)	$(99,897)

Net loss per share	$--	$--	$--	$--	$(0.04)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,505,000	2,464,678

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(9,450)	$(7,693)	$(99,897)
Adjustment to reconcile net loss to cash provided by operating activities:
Increase in prepaid expenses	(8,333)	--	(8,333)
Increase (decrease) in accounts payable and interest payable	(545)	156	18,666
Expenses paid directly by shareholder	18,280	7,490	48,082
Accounts payable converted into note payable	--	--	7,875

Net cash used by operating activities	(48)	(47)	(33,607)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	--	1,000
Issuance of common stock	--	--	12,029
Proceeds from note payable	--	--	21,000

Net cash provided by financing activities	--	--	34,029

Net increase (decrease) in cash	(48)	(47)	422

Cash, beginning of period	470	565	--

Cash, end of period	$422	$518	$422
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

c.              Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalent.

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

Notes to Financial Statements - Continued

f.              Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and September 30, 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into one-year notes payable.  The note balance of $3,774 at March 31, 2015 and September 30, 2014 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.             Notes Payable, Stockholders

Stockholder notes payable consist of the following at March 31, 2015 and September 30, 2014:
	March 31,	September 30,
	2015	2014

Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accruedinterest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

Notes to Financial Statements – Continued

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $9,450 during the six months ended March 31, 2015 and accumulated losses of $99,897 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $38,785 at March 31, 2015. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and six month Period Ended March 31, 2015 and 2014

The Company did not generate any revenue during the three and six months ended March 31, 2015 and 2014.

General and administrative expenses were $3,301 and $8,295  for the three and six months ended March 31, 2015, respectively, compared to general and administrative expenses of $1,534 and $6,538 for the same periods in 2014.  Interest expense was $578 and $1,155 for the three and six months ended March 31, 2015, respectively, compared to $578 and $1,155 for the same period in 2014. As a result of the foregoing, the Company realized net losses of $3,879 and $9,450 for the three and six months ended March 31, 2015, respectively, compared to $2,112 and $7,693 for the same periods in 2014.  The Company’s increased net loss is attributable to a lack of business, ongoing professional costs associated with preparing the Company’s public reports, and timing differences.

Liquidity and Capital Resources

At March 31, 2015, assets consisted of $422 in cash and $8,333 in prepaid expenses.  Liabilities consisted of $4,350 in accounts payable, $14,316 in accrued interest, a note payable of $3,774, and  $25,100 notes payable to two stockholders, for total liabilities of $47,540, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At March 31, 2015 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, March 31, 2015, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended March 31, 2015) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Yummies, Inc.
[Registrant]

/s/Susan Santage Hughes
Susan Santage Hughes, President & Treasurer

May 10, 2015