Form 10-K
period 2015-09-30
YUMMIES INC
filed 2015-12-16
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 2015

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

Indicate by checkmark whether  the Issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X]    NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer[ ]           Accelerated filer [ ]         Non-accelerated filer [ ]        Smaller reporting company [X]

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

At December 1, 2015, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2015, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

Number of Employees.

     None.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

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

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $19,233 during year ended September 30, 2015 and accumulated losses of $109,680 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $46,203 at September 30, 2015. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

Our proposed business plan is speculative in nature.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

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

Our management has limited time to devote to our business. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

The Company's officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

is not listed on a national securities exchange or Nasdaq;
is listed in "pink sheets" or on the OTC Bulletin Board;
has a price per share of less than $5.00; and
is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

determination of the purchaser's investment suitability;
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

ITEM 2.  DESCRIPTION OF PROPERTIES

 The Company's does not  own any property. It presently utilizes space at the its transfer agent, Interwest Transfer Co., Inc. on a "as needed" basis and does not pay any rent for the space.

ITEM 3.  LEGAL PROCEEDINGS

None.
PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no  "public  market"  for shares of common  stock of the  Company. Although the Company's shares are quoted on the OTC Bulletin  Board of the National  Association  of  Securities  Dealers and he OTC Markets OTCQB, the Company is not aware of any substantial transactions having taken place thereon  and no assurance can be given  that any public market for the Company's shares will develop or be maintained.

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

 Holders

     The number of record  holders of the Company's  common stock as of the date of this report is approximately 25. The Company's transfer agent is Interwest Transfer Company, Inc., 1981 Murray Holladay Rd., Salt Lake City, Utah 84117

 Dividends

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

 Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

 None

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a "smaller reporting company," as defined by SEC regulation, we are not required to provide the information required by this Item.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company had minimal current assets of $3,692  to fund its operations. Liabilities consisted of $5,550 in accounts payable, $15,471 in accrued interest and  $28,874 in notes payable, for total liabilities of $49,895, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2015.

Year ended September 30, 2015 compared to year ended September 30, 2014

Revenues for the year ended September 30, 2015 were $-0- compared to $-0- for the year ended September 30, 2014

Expenses for the year ended September 30, 2015, including interest, were $19,233 compared to $12,746  for the year ended September 30, 2014, a 51% increase.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2015, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Management's Report on Internal Control over Financial Reporting

 Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State's generally accepted accounting principles (US GAAP), including those policies and procedures that: (I) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2015..

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

 Attestation Report of Registered Public Accounting Firm

 This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

 Changes in internal controls

 There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

			Position
Name	Age	Title	Held Since

Susan Santage	54	President, Secretary, Treasurer and Director	5/22/2009

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

The following table sets forth as of September 30, 2015, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2015, 2014, and 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2015, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

Name and	Amount and Nature of
Address Beneficial Owner	Beneficial Ownership		Percent of Class

Susan Santage (Pres/Dir)	1,690,000	*	67.5
1981 Murray Holladay Rd.
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000		67.5%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2015 and 2014 were $5,400 and $5,400, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2015 and 2014 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2015 and 2014 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2015 and 2014.

Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2015, were approved by the Board of Directors.

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

YUMMIES, INC.
(Registrant)

Dated: 16th day of December, 2015.	By: S/Susan Santage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of December 2015.

 S/Susan Santage
 Susan Santage
 Sole Director, President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation and development stage company) as of September 30, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2015. Yummies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $19,233, and $12,746, respectively, during the years ended September 30, 2015 and 2014, and as of September 30, 2015, the Company's current liabilities exceeded its current assets by $46,203. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

S/ Burnham & Schumm PC
Salt Lake City, Utah
December 7, 2015

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2015 AND 2014

	2015	2014
Assets

Current Assets:
Cash	$359	$470
Prepaid expenses	3,333	--

Total current assets	3,692	470

Total Assets	$3,692	$470

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,550	$6,050
Interest payable	2,364	2,063
Interest payable, stockholder	13,107	11,098
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	49,895	48,085

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	60,972	40,327
Deficit accumulated during the development stage	(109,680)	(90,447)

Total Stockholders' Equity	(46,203)	(47,615)

Total Liabilities and Stockholders' Equity	$3,692	$470

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2015	2014	2015

Revenues	$--	$--	$--

Expenses, general and administrative	16,923	10,436	94,210

Operating loss	(16,923)	(10,436)	(94,210)

Other income (expense):
Interest expense	(2,310)	(2,310)	(15,470)

Loss before provision for income taxes	(19,233)	(12,746)	(109,680)

Provision for income taxes	--	--	--

Net loss	$(19,233)	$(12,746)	$(109,680)

Net loss per share	$(0.01)	$(0.01)	$(0.04)

Weighted average shares outstanding	2,505,000	2,505,000	2,465,842

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2015

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issue for cash at $.001/share on August 13, 1998	1,000,000	$1,000	$--	$--

Common stock issued for cash in February 1999 net of offering costs of $6,471	17,500	18	11,011	--

Common stock returned by officer on December 15, 2000	(600,000)	(600)	600	--

6 for 1 forward stock split on February 5, 2001	2,087,500	2,087	(2,087)	--

Contribution by shareholder for the Company expenses paid directly by shareholder for the period June 10, 1998 through September 30, 2013.	--	--	20,263	--

Cash contributed by shareholder on June 13, 2012	--	--	1,000	--

Net loss accumulated for the period June 10, 1998 (inception) through September 30, 2013	--	--	--	(77,701)

Balance, September 30, 2013	2,505,000	$2,505	$30,787	$(77,701)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD JUNE 10, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2015

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, September 30, 2013	2,505,000	$2,505	$30,787	$(77,701)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	9,540	--

Net loss for the year ended September 30, 2014	--	--	--	(12,746)

Balance, September 30, 2014	2,505,000	2,505	40,327	(90,447)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	20,645	--

Net loss for the year ended September 30, 2015	--	--	--	(19,233)

Balance, September 30, 2015	2,505,000	$2,505	$60,972	$(109,680)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

			For the
			Period
			June 10, 1998
			(Inception)
	Year Ended	Year Ended	Through
	September 30,	September 30,	September 30,
	2015	2014	2015
Cash flows from operating activities:
Net loss	$(19,233)	$(12,746)	$(109,680)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	20,645	9,540	50,448
Increase in prepaid expenses	(3,333)	--	(3,333)
Accounts payable converted into note payable	--	--	7,875
Increase (decrease) in accounts payable	(500)	800	5,550
Increase in interest payable	2,310	2,311	15,470

Net cash used byoperating activities	(111)	(95)	(33,670)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	--	1,000
Proceeds from related party borrowing	--	--	21,000
Issuance of common stock	--	--	12,029

Net cash provided byfinancing activities	--	--	34,029
Net increase (decrease) in cash	(111)	(95)	359

Cash, beginning of period	470	565	--

Cash, end of period	$359	$470	$359
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--
Accounts payable converted into note payable	$--	--	$7,875

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

b.        Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") as promulgated in the United States of America.

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

Notes to Financial Statements – Continued

f.            Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and 2014, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at September 30, 2015 and 2014 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.   Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2015 and 2014:

	2015	2014

Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Notes payable to an individual also Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

Notes to Financial Statements – Continued

4.            Issuance of Common Stock

    On August 13, 1998, the Company issued 1,000,000 shares of  its $.001 par value common stock for an aggregate price of  $1,000.

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

6.            Income Taxes

At September 30, 2015, and 2014, the Company had net deferred tax assets of $37,291 and $30,752, respectively. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

Notes to Financial Statements - Continued

The provision for income tax consists of the following components at September 30, 2015 and 2014:

	2015	2014
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--

	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2015	2014

Expected tax benefit using regular rates	$(6,539)	$(4,334)
State minimum tax	--	--
Valuation allowance	6,539)	4,334

Tax Provision	$--	$--

The Company has loss carry forwards totaling $109,680 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2035.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2015 and 2014. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2015 and 2014.

The federal income tax returns of the Company for 2014, 2013 and 2012 are subject to examination by the IRS, generally for three years after they were filed.

Notes to Financial Statements - Continued

7.   Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $19,233 during year ended September 30, 2015 and accumulated losses of $109,680 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $46,203 at September 30, 2015. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.    Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 13, 2015 the date on which the financial statements were available to be issued.