Form 10-Q
period 2015-12-31
YUMMIES INC
filed 2016-02-09
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ x] No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Se the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act

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

INDEX

		Page
		Number
PART I.

ITEM 1.	Financial Statements (unaudited)	2

Balance Sheets		3
December 31, 2015 and September 30, 2015

Statements of Operations		4
For the three months ended December 31, 2015 and 2014 and the period June 10, 1998 to December 31, 2015

Statements of Cash Flows		5
For the three months ended December 31, 2015 and 2014 and the period June 10, 1998 to December 31, 2015

Notes to Financial Statements		6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	10

ITEM 4T.	Controls and Procedures	10

PART II.

ITEM 6.	Exhibits	11

Signatures		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. (development stage company) at December 31, 2015 and September 30, 2015, and the related  statements of operations for the three months ended December 31, 2015 and 2014 and the period June 10, 1998  to December 31, 2015 , and statements of cash flows for the three months ended December 31, 2015 and 2014 and the period June 10, 1998  to December 31, 2015 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2015, are not necessarily indicative of the results that can be expected for the year ending September 30, 2016.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

	December 31,	September 30,
	2015	2015
Assets

Current Assets:
Cash	$320	$359
Prepaid expenses	10,833	3,333

Total current assets	11,153	3,692

Total Assets	$11,153	$3,692

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,910	$5,550
Interest payable	2,439	2,364
Interest payable, stockholders	13,609	13,107
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	49,832	49,895

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	76,522	60,972
Deficit accumulated during the development stage	(117,706)	(109,680)

Total Stockholders' Equity	(38,679)	(46,203)

Total Liabilities and Stockholders' Equity	$11,153	$3,692

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2015	2014	2015

Revenues	$--	$--	$--

Expenses, generaland administrative	7,449	4,994	101,658

Operating loss	(7,449)	(4,994)	(101,658)

Other income (expense):
Interest expense	(578)	(578)	(16,048)

Net loss	$(8,027)	$(5,572)	$(117,706)

Net loss per share	$--	$--	$(0.05)

Weighted average shares outstanding	2,505,000	2,505,000	2,466,398

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For the	For the	June 10, 1998
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	December 31,	December 31,	December 31,
	2015	2014	2015

Cash flows from operating activities:
Net loss	$(8,027)	$(5,572)	$(117,706)
Adjustment to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	15,550	6,050	65,498
Increase in prepaid expenses	(7,500)	--	(10,833)
Accounts payable converted into note payable	--	--	7,875
Increase in interest payable	578	578	16,047
Increase (decrease) in accounts payable	(640)	(1,080)	4,910
Net cash used by operating activities	(39)	(24)	(33,709)

Cash flows from investing activities	--	--	--

Cash flows from financing activities:
Cash contributed by shareholder	--	--	1,000
Proceeds from related party borrowing	--	--	21,000
Issuance of common stock	--	--	12,029

Net cash provided by financing activities	--	--	34,029
Net increase (decrease) in cash	(39)	(24)	320

Cash, beginning of period	359	470	--

Cash, end of period	$320	$446	$320
Interest paid	$--	$--	$--

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

Notes to Financial Statements - Continued

f.                     Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and September 30, 2015, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at December 31, 2015 and September 30, 2015 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.   Notes Payable, Stockholders

Stockholder notes payable consist of the following at December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000

Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued Interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

6.            Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $109,680 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2035. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.       Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,027 during the three months ended December 31, 2015 and accumulated losses of $117,706 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $38,679 at December 31, 2015. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Three month Period Ended December 31, 2015 and 2014

The Company did not generate any revenue during the three months ended December 31, 2015 and 2014.

General and administrative expenses were $7,449 for the three months ended December 31, 2015 compared to general and administrative expenses of $4,994 for the same period in 2014.  Interest expense was $578 for the three months ended December 31, 2015 compared to $578 for the same period in 2014. As a result of the foregoing, the Company realized net losses of $8,027 for the three months ended December 31, 2015 compared to $5,572 for the same period in 2014.  The Company's  net loss is attributable to a lack of business, increased professional costs associated with preparing the Company's public reports, and timing differences.

Liquidity and Capital Resources

At December 31, 2015, assets consisted of $320 in cash and 10,833 in prepaid expenses.  Liabilities consisted of $4,910 in accounts payable, $16,048 in accrued interest, a note payable of $3,774, and  $25,100 in notes payable to two stockholders, for total liabilities of $49,832, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At December 31, 2015 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, December 31, 2015, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended December 31, 2015) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorize

Yummies, Inc.
[Registrant]

s/Susan Santage
Susan Santage, President & Treasurer
February 9, 2016