Form 10-K
period 2016-09-30
YUMMIES INC
filed 2016-10-31
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended September 30, 2016

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

At October 1, 2016, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 1, 2016, the registrant had 2,505,000 shares of common stock issued and outstanding.

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

Because of changes in Rule 504 that became effective April 7, 1999, the Company was unable to offer its securities for sale past that date, having sold only 17,500 shares and raising $17,500.  After that point in time the Company sought other avenues for accomplishing its goal. Those included raising additional monies through a private placement, seeking financing for part of the costs of the boat & trailer, and looking at used boats rather than new boats. None of these were successful. The ultimate result of the Company's efforts was that it does not have sufficient funds to pursue its initial business plan. As of October 31, 2000 the Company's assets consisted of $12,029 on deposit at the Company's bank.

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

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $23,156 during year ended September 30, 2016 and accumulated losses of $132,836 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $48,919 at September 30, 2016. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

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

The Company has no definitive current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. However, the Company continues to have discussions and negotiations with various parties on an ongoing basis. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company had minimal current assets of $3,536  to fund its operations. Liabilities consisted of $5,800 in accounts payable, $17,781 in accrued interest and  $28,874 in notes payable, for total liabilities of $52,455, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2016.

Year ended September 30, 2016 compared to year ended September 30, 2015

     Revenues for the year ended September 30, 2016 were $-0- compared to $-0- for the year ended September 30, 2015

     Expenses for the year ended September 30, 2016, including interest, were $23,156 compared to $19,233  for the year ended September 30, 2015, a 20% increase.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2016, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2016.

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

			Position
Name	Age	Title	Held Since

Susan Santage	55	President, Secretary, Treasurer and Director	5/22/2009

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

The following table sets forth as of September 30, 2016, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2016, 2015, and 2014.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2016, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

	Amount and Nature of
Name and Address Beneficial Owner	Beneficial Ownership		Percent of Class

Susan Santage (Pres/Dir)	1,690,000	*	67.5%
1981 Murray Holladay Rd.
Salt Lake City, Utah 84117

All officers and directors as a group	1,690,000		67.5%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2016 and 2015 were $5,650 and $5,400, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2016 and 2015 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2016 and 2015 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2016 and 2015.

Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2016, were approved by the Board of Directors.

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

YUMMIES, INC.
(Registrant)

Dated: 29th day of October, 2016.	By:/s/ Susan Satage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of October 2016.

/s/ Susan Santage
Susan Santage
Sole Director, President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation) as of September 30, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2016. Yummies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $23,156, and $19,233, respectively, during the years ended September 30, 2016 and 2015, and as of September 30, 2016, the Company's current liabilities exceeded its current assets by $48,919. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnham & Schumm PC
Salt Lake City, Utah
October 28, 2016

YUMMIES, INC.

BALANCE SHEETS

SEPTEMBER 30, 2016 AND 2015

	2016	2015
Assets

Current Assets:
Cash	$203	$359
Prepaid expenses	3,333	3,333

Total current assets	3,536	3,692

Total Assets	$3,536	$3,692

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,800	$5,550
Interest payable	2,666	2,364
Interest payable, stockholder	15,115	13,107
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	52,455	49,895

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	81,412	60,972
Accumulated deficit	(132,836)	(109,680)

Total Stockholders' Equity	(48,919)	(46,203)

Total Liabilities and Stockholders' Equity	$3,536	$3,692

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015

Revenues	$--	$--

Expenses, general and administrative	20,846	16,923

Operating loss	(20,846)	(16,923)

Other income (expense):
Interest expense	(2,310)	(2,310)

Loss before provision for income taxes	(23,156)	(19,233)

Provision for income taxes	--	--

Net loss	$(23,156)	$(19,233)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,505,000	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2014	2,505,000	$2,505	$40,327	$(90,447)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	20,645	--

Net loss for the year ended September 30, 2015	--	--	--	(19,233)

Balance, September 30, 2015	2,505,000	2,505	60,972	(109,680)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	20,440	--

Net loss for the year ended September 30, 2016	--	--	--	(23,156)

Balance, September 30, 2016	2,505,000	$2,505	$(81,412)	$(132,836)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	Year Ended	Year Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(23,156)	$(19,233)
Adjustments to reconcile net loss to cash provided byoperating activities:
Contribution from shareholder	20,440	20,645
Increase in prepaid expenses	--	(3,333)
Increase (decrease) in accounts payable	250	(500)
Increase in interest payable	2,310	2,310
Net cash used by operating activities	(156)	(111)
Cash flows from investing activities	--	--
Cash flows from financing activities:	--	--
Net decrease in cash	(156)	(111)
Cash, beginning of period	359	470

Cash, end of period	$203	$359
Interest paid	$--	$--
Income taxes paid	$--	$--
The accompanying notes are an integral part of the financial statements.

 YUMMIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.            Summary of Business and Significant Accounting Policies

a.             Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 10, 1998.  Planned principal operations have not yet commenced. The company was formed to pursue business opportunities.

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

Notes to Financial Statements – Continued

f.               Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2016 and 2015, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.             Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at September 30, 2016 and 2015 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.             Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2016 and 2015:

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

Notes to Financial Statements - Continued

6.             Income Taxes

At September 30, 2016, and 2015, the Company had net deferred tax assets of $45,164 and $37,291, respectively. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at September 30, 2016 and 2015:

	2016	2015
Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2016	2015
Expected tax benefit using regular rates	$(7,873)	$(6,539)
State minimum tax	--
Valuation allowance	7,873	6,539
Tax Provision	$--	$--

The Company has loss carry forwards totaling $132,836 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2036.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2016 and 2015. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2016 and 2015.

The federal income tax returns of the Company for 2015, 2014 and 2013 are subject to examination by the IRS, generally for three years after they were filed.

Notes to Financial Statements – Continued

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $23,156 during year ended September 30, 2016 and accumulated losses of $132,836 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $48,919 at September 30, 2016. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.             Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through October 28, 2016 the date on which the financial statements were available to be issued.