Form 10-Q
period 2017-06-30
YUMMIES INC
filed 2017-08-11
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to _________

Commission File number 000-32361

YUMMIES,  INC.
(Exact name of registrant as specified in charter)

Nevada	87-0615629
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1981 East Murray Holiday Rd, Salt Lake City, Utah	84117
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes [X]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

Class	Outstanding as of August 1, 2017
Common Stock, $0.001	2,505,000

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Yummies, Inc. ( development stage company) at June 30, 2017 and September 30, 2016, and the related  statements of operations for the three and nine months ended June 30, 2017 and 2016 and statements of cash flows for the nine months ended June 30, 2017 and 2016 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ending September 30, 2017.

YUMMIES, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2017 AND SEPTEMBER 30, 2016

	June 30,	September 30,
	2017	2016
Assets

Current Assets:
Cash	$86	$203
Prepaid expenses	5,833	3,333

Total current assets	5,919	3,536

Total Assets	$5,919	$3,536

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$-	$5,800
Interest payable	2,892	2,666
Interest payable, stockholders	16,621	15,115
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	48,387	52,455

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	108,792	81,412
Accumulated deficit	(153,765)	(132,836)

Total Stockholders' Equity	(42,468)	(48,919)

Total Liabilities and Stockholders' Equity	$5,919	$3,536

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$--	$--	$--	$--

Expenses, general and administrative	4,799	5,039	19,197	16,757

Operating loss	(4,799)	(5,039)	(19,197)	(16,757)

Other income (expense):
Interest expense	(578)	(578)	(1,733)	(1,733)

Net loss	$(5,377)	$(5,617)	$(20,930)	$(18,490)

Net loss per share	$--	$--	$(0.01)	$(0.01)

Weighted average shares outstanding	2,505,000	2,505,000	2,505,000	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:

Net lo-ss	$(20,930)	$(18,490)
Adjustment to reconcile net loss to cash provided by operating activities:
Increase in prepaid expenses	(2,500)	(2,500)
Increase (decrease) in accounts
payable and interest payable	(4,067)	1,383
Expenses paid directly by shareholder	27,380	19,490

Net cash used by operating activities	(117)	(117)

Cash flows from investing activities	--	--

Cash flows from financing activities:	--	--

Net decrease in cash	(117)	(117)

Cash, beginning of period	203	359

Cash, end of period	$86	$242
Interest paid	$--	$--
Income taxes paid	$--	$--

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

Notes to Financial Statements - Continued

f.             Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and September 30, 2016 the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.   Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at June 30, 2017 and September 30, 2016 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.   Notes Payable, Stockholders

Stockholder notes payable consist of the following at June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$6,000	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued Interest are convertible into common stock at $.025 per share.	19,100	19,100

	$25,100	$25,100

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

6.             Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $132,832 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2021 and 2036. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.             Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $20,930 during the nine months ended June 30, 2017 and accumulated losses of $153,765 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $42,468 at June 30, 2017. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three and nine month Period Ended June 30, 2017 and 2016

The Company did not generate any revenue during the three and nine months ended June 30, 2017 and 2016.

General and administrative expenses were $4,799 and $19,197 for the three and nine months ended June 30, 2017, respectively, compared to general and administrative expenses of $5,039 and $16,757 for the same periods in 2016.  Interest expense was $578 and $1,733 for the three and nine months ended June 30, 2017, respectively, compared to $578 and $1,733 for the same period in 2016. As a result of the foregoing, the Company realized net losses of $5,377 and $20,930 for the three and nine months ended June 30, 2017, respectively, compared to $5,617  and $18,490 for the same periods in 2016.  The Company's increased net loss is attributable to a lack of business, increased ongoing professional costs associated with preparing the Company's public reports, and timing differences.

Liquidity and Capital Resources

At June 30, 2017, assets consisted of $86 in cash and $5,833 in prepaid expenses.  Liabilities consisted of $-0- in accounts payable, $19,513 in accrued interest, a note payable of $3,774, and $25,100 notes payable to two stockholders, for total liabilities of $48,387, leaving the Company without any working capital.

Since 2007, the Company has borrowed money from two stockholders of the Company.  At June 30, 2017 the outstanding balance is $25,100.  The notes are unsecured, bear interest at 8% and are convertible into common stock at $.025 per share.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $10,000.  Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans or contributions to capital from its officers or shareholders, debt financing, equity financing or a combination of financing options.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president/chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of our last fiscal quarter, June 30, 2017, (the "Evaluation Date"). Based upon that evaluation, our president/chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter (ended June 30, 2017) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 9, 2017