Form 10-K
period 2017-09-30
YUMMIES INC
filed 2017-12-27
CIK 1073748

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(x )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     September 30, 2017

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

    Large accelerated filer [ ]     Accelerated filer [ ]   Non-accelerated filer [ ]    Smaller reporting company[X]

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

At December 1, 2017, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 1, 2017, the registrant had 2,505,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- K (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424 (b) or (c) under the Securities Act of 1933: None

TABLE OF CONTENTS

		Page

ITEM 1.	DESCRIPTION OF BUSINESS	3

ITEM 1a.	RISK FACTORS	8

ITEM 2.	DESCRIPTION OF PROPERTIES	11

ITEM 3.	LEGAL PROCEEDINGS	13

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	12

ITEM 6.	SELECTED FINANCIAL DATA	13

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	13

ITEM 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 8.	FINANCIAL STATEMENTS	14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	14

ITEM 9A.	CONTROLS AND PROCEDURES	14

ITEM 9B.	OTHER INFORMATION	15

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT	16

ITEM 11.	EXECUTIVE COMPENSATION	19

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

ITEM 15.	EXHIBITS	22

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

Going Concern. As shown in the accompanying financial statements, the Company incurred a net loss of $26,126 during year ended September 30, 2017 and accumulated losses of $158,962 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $46,785 at September 30, 2017. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock, borrowing from existing shareholders, and/or the ability to generate sufficient operating revenue.

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
is listed in "pink sheets" or on the OTCQB;
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

ITEM 3.  LEGAL PROCEEDINGS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no  "public  market"  for shares of common  stock of the  Company. Although the Company's shares are quoted on the OTCQB , the Company is not aware of any substantial transactions having taken place thereon  and no assurance can be given  that any public market for the Company's shares will develop or be maintained.

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

Holders

The number of record  holders of the Company's  common stock as of the date of this report is approximately 25. The Company's transfer agent is Interwest Transfer Company, Inc., 1981  E. Murray Holladay Rd., Salt Lake City, Utah 84117

Dividends

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

Liquidity and Capital Resources

As of September 30, 2017, the Company had minimal current assets of $3,379  to fund its operations. Liabilities consisted of $1,200 in accounts payable, $20,090 in accrued interest and  $28,874 in notes payable, for total liabilities of $50,164, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and shareholders will provide any necessary funds through either the purchase of stock or loans to the Company.  However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company's operations.

Results of Operations

The Company is a development stage company and has had no operations during the fiscal year ended September 30, 2017.

Year ended September 30, 2017 compared to year ended September 30, 2016

Revenues for the year ended September 30, 2017 were $-0- compared to $-0- for the year ended September 30, 2016

Expenses for the year ended September 30, 2017, including interest, were $26,126 compared to $23,156  for the year ended September 30, 2016, a 13% increase.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of September 30, 2017, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of September 30, 2017..

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

Changes in internal controls

There were no significant changes in our internal controls over financial reporting that occurred during the quarter and year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Title	Position Held Since

Susan Santage	56	President, Secretary, Treasurer and Director	5/22/2009

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

The following table sets forth as of September 30, 2017, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name	Position	Reports Filed

NONE

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended September 30, 2017, 2016, and 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of September 30, 2017, of (I) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group

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

In June of 1998, in a  private transaction, the Company sold 1,000,000 pre-forward split shares to Dianne Hatton-Ward, its former president, to cover in order to fund certain expenses of the Company. This transaction was deemed exempt pursuant to Section 4(2) of the Act. On December 15, 2000 Ms. Hatton-Ward contributed back to the Company for cancellation 600,000 pre-forward split shares owned by her.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2017 and 2016 were $5,650 and $5,650, respectively.

Audit-Related Fees The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2017 and 2016 were $-0- and $-0-, respectively.

Tax Fees The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2017 and 2016 were $150 and $150, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended September 30, 2017 and 2016.

 Audit Committee The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended September 30, 2017, were approved by the Board of Directors.

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

YUMMIES, INC.
(Registrant)

Dated: 27th day of December, 2017.	By:/s/ Susan Santage
Susan Santage
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of December 2017.

/s/ Susan Santage
Susan Santage
Sole Director, President and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (a Nevada corporation) as of September 30, 2017 and 2016, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2017. Yummies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 7 to the financial statements, the Company incurred a net loss of $26,126, and $23,156, respectively, during the years ended September  30, 2017 and 2016, and as of September 30, 2017, the Company's current liabilities exceeded its current assets by $46,785. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnham & Schumm PC
Salt Lake City, Utah
December 15, 2017

YUMMIES, INC.

BALANCE SHEETS

SEPTEMBER 30, 2017 AND 2016

	2017	2016
Assets

Current Assets:
Cash	$46	$203
Prepaid expenses	3,333	3,333

Total current assets	3,379	3,536

Total Assets	$3,379	$3,536

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,200	$5,800
Interest payable	2,968	2,666
Interest payable, stockholders	17,122	15,115
Notes payable	3,774	3,774
Notes payable, stockholders	25,100	25,100

Total current liabilities	50,164	52,455

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	109,672	81,412
Accumulated deficit	(158,962)	(132,836)

Total Stockholders' Equity	(46,785)	(48,919)

Total Liabilities and Stockholders' Equity	$3,379	$3,536

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Year Ended	Year Ended
	September 30,	September 30,
	2017	2016

Revenues	$--	$--

Expenses, general and administrative	23,816	20,846

Operating loss	(23,816)	(20,846)

Other income (expense):
Interest expense	(2,310)	(2,310)

Loss before provision for income taxes	(26,126)	(23,156)

Provision for income taxes	--	--

Net loss	$(26,126)	$(23,156)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,505,000	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2015	2,505,000	$2,505	$60,972	$(109,680)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	20,440	--

Net loss for the year ended September 30, 2016	--	--	--	(23,156)

Balance, September 30, 2016	2,505,000	2,505	81,412	(132,836)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	28,260	--

Net loss for the year ended September 30, 2017	--	--	--	(26,126)

Balance, September 30, 2017	2,505,000	$2,505	$109,672	$(158,962)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	Year Ended	Year Ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(26,126)	$(23,156)
Adjustments to reconcile net loss to cash provided by operating activities:
Contribution from shareholder	28,259	20,440
Increase (decrease) inaccounts payable	(4,600)	250
Increase in interest payable	2,310	2,310

Net cash used by operating activities	(157)	(156)

Cash flows from investing activities	--	--

Cash flows from financing activities:	--	--
Net decrease in cash	(157)	(156)
Cash, beginning of period	203	359

Cash, end of period	$46	$203
Interest paid	$--	$--
Income taxes paid	$--	$--

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2017 and 2016, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

Notes to Financial Statements – Continued

2.	Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $3,774 at September 30, 2017 and 2016 bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. The first note payable was due on January 10, 2008. The second note payable was due on May 22, 2010.

3.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2017 and 2016:

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

At September 30, 2017, and 2016, the Company had net deferred tax assets of $54,047 and $45,164, respectively. Due to uncertainties surrounding the Company's ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.

The provision for income tax consists of the following components at September 30, 2017 and 2016:

	2017	2016

Current:
Federal income taxes	$--	$--
State income taxes	--	--
Deferred	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2017	2016

Expected tax benefit using regular rates	$(8,883)	$(7,873)
State minimum tax	--	--
Valuation allowance	8,883	7,873
Tax Provision	$--	$--

The Company has loss carry forwards totaling $158,962 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2037.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2017 and 2016. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2017 and 2016.

Notes to Financial Statements – Continued

The federal income tax returns of the Company for 2016, 2015 and 2014 are subject to examination by the IRS, generally for three years after they were filed.

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $26,126 during year ended September 30, 2017 and accumulated losses of $158,962 since inception at June 10, 1998. The Company's current liabilities exceed its current assets by $46,785 at September 30, 2017. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 19, 2017 the date on which the financial statements were available to be issued.