Form 10-K
period 2018-09-30
YUMMIES INC
filed 2018-12-26
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-32361

YUMMIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0615629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan
(Address of principal executive offices)

+88 6287511886
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).           Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☒  No ☐

As of March 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 2,505,000 shares of the registrant’s common stock issued and outstanding, 1,690,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of March 31, 2018.

There were a total of 2,505,000 shares of the registrant’s common stock outstanding as of December 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2018

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Yummies, Inc., a Nevada corporation.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the Securities and Exchange Commission, or the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

ii

PART I

ITEM 1.	BUSINESS.

Background and History

The Company was originally incorporated in the State of Nevada on June 11, 1998. The Company was formed with the stated purpose of engaging in the business of the rental of boats and personal water craft. In pursuing its business objective, the Company undertook offering of 40,000 shares of its common stock at $1.00 per share pursuant to Rule 504 of Regulation D, as promulgated by the SEC, and pursuant to state law exemptions from registration in the States of Utah and Florida. The specific purpose of the offering was to allow the Company to raise sufficient funds to purchase one water ski boat with a trailer to be rented to recreational users at various lakes in the Wasatch front.

Because of changes in Rule 504 that became effective April 7, 1999, the Company was unable to offer its securities for sale past that date, having sold only 17,500 shares and raising $17,500.  After that point in time, the Company sought other avenues for accomplishing its goals. Those included raising additional monies through a private placement, seeking financing for part of the costs of the boat and trailer, and looking at used boats rather than new boats. None of these were successful.

By January of 2001, because of the limited capitalization of the Company, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost-effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. Because this represented a complete change from the use of funds set forth in the Rule 504 placement, a special shareholders meeting was held on February 5, 2001 to approve a change in the use of funds, and ultimately, a change in the Company’s business plan. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

More recently, on August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company prior to that date. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, On August 29, 2018, Mr. Lin became the controlling stockholder of the Company.

In connection with the closing of the stock purchase transaction, Susan Santage resigned from all offices of the Company that she held and Mr. Wei-Hsien Lin was appointed as the President, Treasurer and Secretary of the Company, effective as of the closing of the stock purchase transaction. Mr. Lin was also appointed to the board of directors of the Company effective as of the closing of the stock purchase transaction. Ms. Santage resigned from the board of directors of the Company effective automatically on the 10th day following the Company’s filing and mailing of an information statement on Schedule 14f-1. Such information statement was mailed on August 31, 2018, so Ms. Santage’s resignation was effective as of September 10, 2018.

Business Overview

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a “blank check” company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition may require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company’s board of directors shall make the final determination whether to complete any such acquisition and the approval of stockholders will not be sought unless required by applicable laws, rules and regulations. The Company makes no assurance that any future enterprise will be profitable or successful.

The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity’s management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company’s directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company’s executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

Competition

Management believes that there are thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company. Many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Employees

The Company does not have any employees.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

The Company does not own or rent any property.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently eligible to be quoted on the OTCQB Venture Market operated by OTC Markets Group Inc. under the symbol “YUMM,” however, no trading has occurred. An active public market for our common stock may never develop, or, if a market develops, it may not be sustained.

Approximate Number of Holders of Our Common Stock

As of December 24, 2018, there were approximately 25 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the year ended September 30, 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

The Company has not engaged in any material operations or had any revenues from operations since inception. The Company’s plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders.

Results of Operations

The Company is a development stage company and had no operations during the years ended September 30, 2018 and 2017.

The Company did not generate any revenues for the years ended September 30, 2018 and 2017.

General and administrative expenses for the year ended September 30, 2018 were $22,624, as compared to $23,816 for the year ended September 30, 2017, an approximately 5% decrease. Such decrease was primarily due to the minimal operating activities of the Company.

Interest expense for the year ended September 30, 2018 was $2,136, as compared to $2,310 for the year ended September 30, 2017, a 7.5% decrease. Such decrease was primarily due to the minimal operating activities of the Company. Forgiveness of debt income expense expense for the year ended September 30, 2018 was $57,871, as compared to $-0- for the year ended September 30, 2017.

As a result of the foregoing factors, the Company had a net loss of $33,111 for the year ended September 30, 2018, as compared to $26,126 for the year ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, the Company had minimal current assets of $-0- to fund its operations. Liabilities consisted of $-0- in accounts payable, $-0- in accrued interest and $-0- in notes payable, for total liabilities of $-0-, leaving the Company without any working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements begins on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of September 30, 2018, our internal control over financial reporting was effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2018, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	54	President, Treasurer, Secretary and Director

Wei-Hsien Lin.  Wei-Hsien Lin has served as our sole director and President, Treasurer and Secretary of the Company since August 29, 2018. Mr. Lin has also served as the sole officer and director of Doers Education Asean Limited, a publicly traded company whose common stock is registered under Section 12(g) of the Exchange Act, since 2016. Since 2016, Mr. Lin has also served as the executive chairman and CEO of Doers Education Group in Taiwan. In 2012, Mr. Lin founded Doers Commercial Model Consulting Co. Ltd., a Taiwan based company engaged in the business of training, management consulting and Incubator related matters, and he has been the CEO and Chairman of that company since its founding. Mr. Lin has a successful career in business training and publishing and speaking. He is the founder of the Chinese version of international courses including “BSE (The Accelerated Business School of Entrepreneurs”, “Money and You” and “Winning for Life.” He was honored with “Top 10 Chinese International Speaker Award” in 2016 by the International Professional Training Business Society, Asia’s Top 10 Corporate Trainer in 2016 by HKXW Newspaper and “The Best Chinese Speaker of the Year” in 2007 by Learning Mode China Century Success Forum. Throughout his career, Mr. Lin has been very active in charitable activities. He was an originator of the successful “30 Hour Famine” for World Vision in 1990 and “Reserve Purest Land” for Tzu Chi Foundation in 1991 which he worked for King Car Education Foundation. He has worked extensively in disaster relief efforts and fundraising throughout China.

Directors are elected until their successors are duly elected and qualified.

There are no arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee. There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2018, except as follows: the Form 3 filed for Wei-Hsien Lin was filed late.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee upon completion of an acquisition. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2018 and 2017. We have no employment agreements with our officers. For the years ended September 30, 2018 and 2017, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 24, 2018 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	1,690,000	67.5%
All officers and directors as a group (1 person named above)	Common Stock	1,690,000	67.5%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 2,505,000 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 24, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

●	On August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company at such time. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Mr. Lin became the controlling stockholder of the Company.

●	Prior to the transaction that closed on August 29, 2018, pursuant to which Mr. Wei-Hsien Lin became the controlling stockholder of the Company, the Company had outstanding indebtedness to Ms. Susan Santage, the former controlling stockholder of the Company, in the amount of $19,100 and accrued but unpaid interest in the amount of $13,387. These amounts were forgiven by Ms. Santage pursuant to a release and cancellation of indebtedness agreement dated August 23, 2018.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017
Audit Fees	$6,225	$5,650
Audit-Related Fees		-
Tax Fees	150	150
All Other Fees		-
TOTAL	$6,375	$5,800

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Burnham & Schumm P.C. for our financial statements as of and for the year ended September 30, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
10.1	Stock Purchase Agreement, dated as of August 29, 2018, among Susan Santage, Wei-Hsien Lin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Yummies, Inc.

We have audited the accompanying balance sheets of Yummies, Inc. (the Company) as of September 30, 2018 and 2017, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the two-year period ended 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

We have served as the Company’s auditor since 1998.

Salt Lake City, Utah

November 16, 2018

YUMMIES, INC.

BALANCE SHEETS

SEPTEMBER 30, 2018 AND 2017

	2018	2017
Assets

Current Assets:
Cash	$--	$46
Prepaid expenses	4,000	3,333

Total current assets	4,000	3,379

Total Assets	$4,000	$3,379

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	--	$1,200
Interest payable	--	2,968
Interest payable, stockholders	--	17,122
Notes payable	--	3,774
Notes payable, stockholders	--	25,100

Total current liabilities	--	50,164

Stockholders’ Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 2,505,000 issued and outstanding	2,505	2,505
Additional paid-in capital	127,346	109,672
Accumulated deficit	(125,851)	(158,962)

Total Stockholders’ Equity	4,000	(46,785)

Total Liabilities and Stockholders’ Equity	$4,000	$3,379

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

Revenues	$--	$--

Expenses, general and administrative	22,624	23,816

Operating loss	(22,624)	(23,816)

Other income (expense):
Forgiveness of debt income	57,871	--
Interest expense	(2,136)	(2,310)

Income (loss) before provision for income taxes	33,111	(26,126)

Provision for income taxes	--	--

Net income (loss)	$33,111	$(26,126)

Net income (loss) per share	$0.01	$(0.01)

Weighted average shares outstanding	2,505,000	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2018 AND 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2016	2,505,000	$2,505	$81,412	$(132,836)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	28,260	--

Net loss for the year ended September 30, 2017	--	--	--	(26,126)

Balance, September 30, 2017	2,505,000	2,505	109,672	(158,962)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	17,674	--

Net income for the year ended September 30, 2018	--	--	--	33,111

Balance, September 30, 2018	2,505,000	$2,505	$127,346	$(125,851)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$33,111	$(26,126)
Adjustments to reconcile net loss to cash provided by operating activities:
Forgiveness of debt income	(25,100)	--
Increase in prepaid expenses	(667)	--
Contribution from shareholder	17,674	28,259
Decrease in accounts payable	(1,200)	(4,600)
Increase (decrease) in interest payable	(20,090)	2,310
Net cash provided (used) by operating activities	3,728	(157)
Cash flows from investing activities	--	--
Cash flows from financing activities:
Repayment of note payable	(3,774)	--
Net decrease in cash	(46)	(157)
Cash, beginning of period	46	203

Cash, end of period	$--	$46

Supplemental disclosure of cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--
Note payable and interest payable forgiven by stockholders	$54,651	$--
Interest payable forgiven by transfer agent	$3,220	$--

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

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $-0- and $3,774 at September 30, 2018 and 2017, respectively, bears interest at 8% and both principal and accrued interest is convertible into common stock at $.025 per share. In August 2018 the $3,774 note was repaid. Interest payable of $3,220 was forgiven by the transfer agent. The forgiveness of debt income has been recorded as other income in the accompanying financial statements.

3.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2018 and 2017:

	2018	2017
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%,the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$	$6,000
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued interest are convertible into common stock at $.025 per share.		19,100
	$	$25,100

On July 19, 2018, the Company converted $10,545 of accounts payable into a one year note payable with its director and stockholder. The note bears interest at 8% and both interest and accrued interest are convertible into common stock at $.025 per share.

On August 23, 2018 $35,645 of notes payable and $19,006 of interest payable were forgiven by the stockholders of the Company. The forgiveness of debt income has been recorded as other income in the accompanying financial statements.

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

5.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company’s common stock

6.	Income Taxes

At September 30, 2018, and 2017, the Company had net deferred tax assets of $26,429 and $54,047, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. The income tax effects of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC 740.

The provision for income tax consists of the following components at September 30, 2018 and 2017:

	2018	2017
Current:
Federal income taxes	$6,457	$--
State income taxes		--
Deferred Benefit from net operating loss	(6,457)	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2018	2017
Expected tax benefit using regular rates	$6,457	$(8,883)
State minimum tax		--
Valuation allowance	(6,457)	8,883
Tax Provision	$--	$--

The Company has loss carry forwards totaling $125,851 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2018 and 2017. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2018 and 2017.

The federal income tax returns of the Company for 2017, 2016 and 2015 are subject to examination by the IRS, generally for three years after they were filed.

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred net income of $33,111 during year ended September 30, 2018 due to forgiveness of debt income for notes payable and interest payable of $57,871 and accumulated losses of $125,851 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $4,000 at September 30, 2018. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through November 20, 2018 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 24, 2018	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	December 24, 2018
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)