Form 10-Q
period 2018-12-31
YUMMIES INC
filed 2019-02-14
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32361

YUMMIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0615629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan

(Address of principal executive offices, Zip Code)

+88 6287511886

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of February 13, 2019, there were 2,505,000 shares of the registrant’s common stock issued and outstanding.

 i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

BALANCE SHEETS

DECEMBER 31, 2018 AND SEPTEMBER 30, 2018

	December 31, 2018	September 30, 2018
Assets

Current Assets:
Cash	$-	$-
Prepaid expenses	1,000	4,000

Total current assets	1,000	4,000

Total Assets	$1,000	$4,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	16,222	-

Total net current liabilities	16,222	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 2,505,000 issued and outstanding	250	250
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of December 31, 2018; no shares authorized and issued and outstanding as of September 30, 2018	-	-
Additional paid-in capital	129,601	129,601
Accumulated deficit	(145,073)	(125,851)

Total Stockholders’ Equity	(15,222)	4,000

Total Liabilities and Stockholders’ Equity	$1,000	$4,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Revenues	$-	$-

Expenses, general and administrative	19,222	7,999

Operating loss	19,222	(7,999)

Other income (expense):
Interest expense	-	(578)

Loss before provision for income taxes	(19,222)	(8,577)

Provision for income taxes	-	-

Net loss	$(19,222)	$(8,577)

Net loss per share	$-	$-

Weighted average shares outstanding	2,505,000	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(19,222)	$(8,577)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase)/Decrease in prepaid expenses	3,000	(9,500)
Contribution from shareholder	-	12,000
Increase in accounts payable	16,222	5,460
Increase in interest payable	-	579
Net cash used in operating activities	-	(38)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-

Net decrease in cash	-	(38)

Cash, beginning of period	-	46

Cash, end of period	$-	$8

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

Yummies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 1998.  Planned principal operations have not yet commenced. The Company was formed to pursue business opportunities.

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and September 30, 2018, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.	Issuance of Common Stock

On August 13, 1998, the Company issued 1,000,000 shares of its $.001 par value common stock for an aggregate price of $1,000.

In February 1999, pursuant to Rule 504 of Regulation D of the Securities Act of 1933, as amended, the Company sold 17,500 shares of its common stock at a price of $1.00 per share. Costs of $6,471 associated directly with the offering were offset against the proceeds.

On December 15, 2000, an officer and stockholder of the Company returned 600,000 shares of common stock to authorized but unissued shares.

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2018, no preferred shares have been issued.

3.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company’s common stock.

4.	Income Taxes

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $125,851 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

5.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $19,222 during the three months ended December 31, 2018 and accumulated losses of $145,073 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $15,221 at December 31, 2018. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events

Management has evaluated subsequent events through February 14, 2019, the date on which the financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The Company was originally incorporated in the State of Nevada on June 11, 1998. The Company was formed with the stated purpose of engaging in the business of the rental of boats and personal water craft. This business was not successful and by January of 2001, because of limited capitalization, management saw no alternatives other than abandoning its original business plan and seeking other business opportunities which its limited capital might support. Management believed that the most cost-effective direction for the Company to pursue would be to locate a suitable merger or acquisition candidate. The Company has since been in the development stage and has been engaged in the activity of seeking profitable business opportunities.

More recently, on August 29, 2018, we entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company prior to that date. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, on August 29, 2018, Mr. Lin became the controlling stockholder of the Company. Mr. Lin also became our sole director and officer.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $19,222 during the three months ended December 31, 2018 and accumulated losses of $145,073 since inception at June 10, 1998. Our current assets exceed current liabilities by $15,222 at December 31, 2018. These factors create an uncertainty as to our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

The Company is a development stage company and had no operations during the three months ended December 31, 2018 and 2017.

The Company did not generate any revenues for the three months ended December 31, 2018 and 2017.

General and administrative expenses for the three months ended December 31, 2018 were $19,222, as compared to $7,999 for the three months ended December 31, 2017, an approximately 140% increase. Such increase was primarily due to increases in professional services fees and filing fees.

Interest expense for the three months ended December 31, 2018 was $0, as compared to $578 for the three months ended December 31, 2017.

As a result of the foregoing factors, we had a net loss of $19,222 for the three months ended December 31, 2018, as compared to $8,577 for the three months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, the Company had no current assets to fund its operations and no working capital. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $0 for the three months ended December 31, 2018, as compared to $38 for the three months ended December 31, 2017.  For the three months ended December 31, 2018, the net loss of $19,222, offset by an increase in accounts payable in the amount of $16,222 and decrease in prepaid expenses, were the primary drivers of the cash used in operating activities. For the three months ended December 31, 2017, the net loss of $8,577 and a decrease in prepaid expenses in the amount of $9,500, offset by contribution from shareholder in the amount of $12,000, an increase in accounts payable in the amount of $5,460, and an increase in interest payable in the amount of $579, were the primary drivers of the cash used in operating activities.

We had no investing activities or financing activities in the three months ended December 31, 2018 or 2017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2018, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2018 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 13, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2019	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)