Form 10-Q
period 2019-03-31
YUMMIES INC
filed 2019-05-03
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

_____________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Not applicable.

As of 30 April, 2019, there were 448,977,607 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

BALANCE SHEETS

MARCH 31, 2019 AND SEPTEMBER 30, 2018

	March 31, 2019	September 30, 2018
Assets

Current Assets:
Cash	$44,647	$-
Prepaid expenses	-	4,000

Total current assets	44,647	4,000

Total Assets	$44,647	$4,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	13,255	-

Total current liabilities	13,255	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 448,977,607 and 2,505,000 issued and outstanding	44,897	250
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of March 31, 2019; no shares authorized and issued and outstanding as of September 30, 2018	-	-
Additional paid-in capital	137,947	129,601
Accumulated deficit	(151,452)	(125,851)

Total Stockholders’ Equity	31,392	4,000

Total Liabilities and Stockholders’ Equity	$44,647	$4,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2019 and 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018
Revenues	$-	$-	$-	$-

Expenses, general and administrative	6,379	4,451	25,601	12,450

Operating loss	(6,379)	(4,451)	(25,601)	(12,450)

Other income (expense):
Interest expense	-	(578)	-	(1,155)

Net loss	$(6,379)	$(5,029)	$(25,601)	$(13,605)

Net loss per share	$-	$-	$-	$(0.01)

Weighted average shares outstanding	186,054,850	2,505,000	93,271,409	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2019 AND 2018

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(25,601)	$(13,605)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase/Decrease in prepaid expenses	4,000	(6,667)
Contribution from shareholder	8,346	14,120
Increase in interest payable	-	578
Increase in accounts payable	13,255	5,528
Net cash generate/ (used 6%) operating activities	-	(46)
Cash flows from investing activities	-	-
Cash flows from financing activities
Issuance of common stock	44,647	-
Net increase / (decrease) in cash	44,647	(46)

Cash, beginning of period	-	46

Cash, end of period	$44,647	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2019 and September 30, 2018, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of March 31, 2019, no preferred shares have been issued.

In February 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647. Issuance costs of 45,725 were offset against additional paid in capital in the accompanying financial statements.

3.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company’s common stock.

4.	Income Taxes

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $195,502 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

5.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $25,601 during the six months ended March 31, 2019 and accumulated losses of $151,452 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $31,392 at March 31, 2019. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events

Management has evaluated subsequent events through April 30, 2019, the date on which the financial statements were available to be issued.

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

In February 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of 44,647. The Company issued 330,315,000 shares of its common stock at par to Mr Lin which represent 74% of the total shares sold. In addition, the Company had issued 116,157,607 shares of its common stock, which represent 26%, to 1405 shareholders for a total $11,616 at par value of $0.0001 per share.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $25,601 during the six months ended March 31, 2019 and accumulated losses of $151,452 since inception at June 10, 1998. Our current assets exceed current liabilities by $31,392 at March 31, 2019. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and had no operations during the three and six months ended March 31, 2019 and 2018.

The Company did not generate any revenues for the three and six months ended March 31, 2019 and 2018.

General and administrative expenses for the three and six months ended March 31, 2019 were $6,379 and $25,601, as compared to $4,451 and $12,450 for the three and six months ended March 31, 2018, an approximately 43% and 106% increase. Such increase was primarily due to increases in professional services fees, filing fees and registration fees.

Interest expense for the three and six months ended March 31, 2019 was $0, as compared to $578 and $1,155 for the three and six months ended March 31, 2018.

As a result of the foregoing factors, we had a net loss of $6,379 and $25,601 for the three and six months ended March 31, 2019, as compared to $5,209 and $13,605 for the three and six months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash in hand of $44,647 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the six months ended March 31, 2019, the net loss of $25,601, offset by an increase in contribution from shareholder amount of $8,346 and increase in accounts payable in the amount of $13,255. Net cash used in operating activities was $0 for the three months ended March 31, 2019, as compared to $46 for the six months ended March 31, 2018.  For the six months ended March 31, 2019, net cash increase in financing activities amount of $44,647 as compare to $0 for the six months ended March 31, 2018. The increase is due to the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of 44,647.

We had no investing activities in the three months ended March 31, 2019 or 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2019. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647.

During the quarter ended December 31, 2018, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: 30 April, 2019	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)