Form 10-Q
period 2019-06-30
YUMMIES INC
filed 2019-08-14
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Not applicable.

As of August 14, 2019, there were 448,977,607 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

BALANCE SHEETS

JUNE 30, 2019 AND SEPTEMBER 30, 2018

	June 30, 2019	September 30, 2018
Assets

Current Assets:
Cash and bank balance	$31,166	$-
Prepaid expenses	-	4,000

Total current assets	31,166	4,000

Total Assets	$31,166	$4,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	9,793	-

Total current liabilities	9,793	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 448,977,607 and 2,505,000 issued and outstanding	44,897	250
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of June 30, 2019; no shares authorized and issued and outstanding as of September 30, 2018	-	-
Additional paid-in capital	137,947	129,601
Accumulated deficit	(161,471)	(125,851)

Total Stockholders’ Equity	21,373	4,000

Total Liabilities and Stockholders’ Equity	$31,166	$4,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2019 and 2018

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018
Revenues	$-	$-	$-	$-

Expenses, general and administrative	10,019	5,275	35,620	17,725

Operating loss	(10,019)	(5,275)	(35,620)	(17,725)

Other income (expense):
Interest expense	-	(578)	-	(1,733)

Net loss	$(10,019)	$(5,853)	$(35,620)	$(19,458)

Net loss per share	$-	$--	$-	$(0.01)

Weighted average shares outstanding	448,977,607	2,505,000	211,840,142	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2019 AND 2018

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(35,620)	$(19,458)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase/decrease in prepaid expenses	4,000	(3,667)
Expenses paid directly by shareholder	8,346	12,000
Increase in interest payable	--	1,733
Increase in accounts payable	9,793	9,346
Net cash generate/ (used) operating activities	(13,481)	(46)
Cash flows from investing activities	-	-
Cash flows from financing activities
Issuance of common stock	44,647	-
Net increase / (decrease) in cash	44,647	(46)

Cash, beginning of period	-	46

Cash, end of period	$31,166	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

Yummies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 1998.  Planned principal operations have not yet commenced. The Company was formed to pursue business opportunities. On July 1, 2019, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission to report a change in shell company status. On June 18, 2019, the Company formed a wholly-owned subsidiary under the laws of Singapore, Yummies Knowledge Management Pte. Ltd. The principal activities of Yummies Knowledge Management Pte. Ltd. are in the field of management consultancy services and the provision of corporate training programs and motivational courses in various areas of management.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2019 and September 30, 2018, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

2.	Issuance of Common Stock

On August 13, 1998, the Company issued 1,000,000 shares of its $0.001 par value common stock for an aggregate price of $1,000.

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

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2019, no preferred shares have been issued.

 In February 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647. Issuance costs of $45,725 were offset against additional paid in capital in the accompanying financial statements.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $35,620 during the nine months ended June 30, 2019 and accumulated losses of $161,471 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $21,373 at June 30, 2019. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events

Management has evaluated subsequent events through July 31, 2019, the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Yummies, Inc., a Nevada corporation, including our wholly-owned subsidiary formed under the laws of Singapore, Yummies Knowledge Management Pte. Ltd, on June 18, 2019.

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the U.S. Securities and Exchange Commission, or the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

In February 2019, pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of 44,647. The Company issued 330,315,000 shares of its common stock at par to Mr. Lin which represent 74% of the total shares sold. In addition, the Company had issued 116,157,607 shares of its common stock, which represents 26%, to 1,405 shareholders for a total $11,616 at par value of $0.0001 per share.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $35,620 during the nine months ended June 30, 2019 and accumulated losses of $161,471 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $21,373 at June 30, 2019. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three and nine months ended June 30, 2019 and 2018. On July 1, 2019, the Company filed a Form 8-K with the U.S. Securities and Exchange Commission to report a change in shell company status. On June 18, 2019, the Company formed a wholly owned subsidiary under the laws of Singapore, Yummies Knowledge Management Pte. Ltd. (the “Subsidiary”). The Subsidiary is in the process of appointing the following managerial positions: a General Manager, an Account Assistant Manager, a Sales and Marketing Manager and two Consultant Executives to operate the Subsidiary’s business. The principal activities of the Subsidiary are in the field of management consultancy services and the provision of corporate training programs and motivational courses in various areas of management. Since its formation, the Subsidiary has begun hiring personnel for the positions listed above, has begun to perform marketing and promotional activities and its commercial bank account opened by the week of July 15, 2019.

The Company did not generate any revenues for the three and nine months ended June 30, 2019 and 2018.

General and administrative expenses for the three and nine months ended June 30, 2019 were $10,019 and $35,620, as compared to $5,275 and $17,725 for the three and nine months ended June 30, 2018, an approximately 90% and 101% increase. Such increase was primarily due to increases in professional services fees, filing fees and registration fees.

Interest expense for the three and nine months ended June 30, 2019 was $0, as compared to $578 and $1,733 for the three and nine months ended June 30, 2018.

As a result of the foregoing factors, we had a net loss of $10,019 and $35,620 for the three and nine months ended June 30, 2019, as compared to $5,275 and $17,725 for the three and nine months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash at bank of $31,166 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the nine months ended June 30, 2019, the net loss of $35,620, offset by an increase in contribution from shareholder amount of $8,346 and increase in accounts payable in the amount of $9,793. Net cash used in operating activities was ($13,481) for the nine months ended June 30, 2019, as compared to $46 for the nine months ended June 30, 2018.  For the nine months ended June 30, 2019, net cash increase in financing activities amount of $44,647 as compared to $0 for the nine months ended June 30, 2018. The increase is due to the Company’s sale of 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647.

We had no investing activities in the three months ended June 30, 2019 or 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarter ended June 30, 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647.

During the quarter ended June 30, 2019, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1/31.2*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)