Form 10-K
period 2019-09-30
YUMMIES INC
filed 2020-01-14
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2019

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 448,977,607 shares of the registrant’s common stock issued and outstanding, 332,005,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant had no or nominal trading volume as of June 30, 2019.

There were a total of 449,505,500 shares of the registrant’s common stock outstanding as of January 8, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2019

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and the “Company” refer to Yummies, Inc., a Nevada corporation, and its wholly owned subsidiary, Yummies Knowledge Management Pte. Ltd., a Singapore corporation (the “Singapore Subsidiary”).

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

Background and History

The Company was originally incorporated in the State of Nevada on June 11, 1998. The Company was formed with the stated purpose of engaging in the business of the rental of boats and personal water craft but was not successful in that business. For the past number of years, the Company has checked the “shell company” box on the cover page of its Form 10-K annual reports filed with the Securities and Exchange Commission.

On August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company prior to that date. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, on August 29, 2018, there was a change of control of the Company and Mr. Lin became the controlling stockholder of the Company.

In connection with the closing of the stock purchase transaction, Susan Santage resigned from all offices of the Company that she held and Mr. Wei-Hsien Lin was appointed as the President, Treasurer, and Secretary of the Company, effective as of August 29, 2018. Mr. Lin was also appointed to the board of directors (the “Board”) of the Company effective as of August 29, 2018. Ms. Santage resigned from the board of directors of the Company effective automatically on the 10th day following the Company’s filing and mailing of an information statement on Schedule 14f-1. Such information statement was mailed on August 31, 2018, so Ms. Santage’s resignation was effective as of September 10, 2018.

On May 7, 2019, the Board of Directors of the Company, by written consent determined to increase the size of the Board to three (3) members and appointed Ms. Chi-Yin Lee and Ms. Yu-Jo Liao to the Board to fill the vacancies on the Board created by the increase.

On June 18, 2019, the Company formed a wholly owned subsidiary under the laws of Singapore, Yummies Knowledge Management Pte. Ltd., or the Singapore Subsidiary. The Singapore Subsidiary is authorized to issue 5,000 ordinary shares, denominated in Singapore dollars, all of which have been issued to the Company and are outstanding. The address of the Singapore Subsidiary is 82 Lorong 23 Geylang, #06-05, Atrix Building, Singapore 88409, and the telephone number is +65 6338 8801. The Managing Director of the Singapore Subsidiary is Mr. Wei-Hsien Lin, who is also the Chairman and Chief Executive Officer of the Company.

The principal activities of the Singapore Subsidiary are in the field of management consultancy services and the provision of corporate training programs and motivational courses in various areas of management. More specifically, the Singapore Subsidiary has begun assisting an affiliated company, Doers Knowledge Management Pte Ltd (“Doers Singapore”), a private Singapore based company owned by Mr. Lin, with marketing, promotional and management training activities relating to an event organized by Doers Singapore titled “Heartland Enterprises: Transform and Thrive,” a Bintan Island cruise for up to 150 entrepreneur-attendees took place from July 26 to July 28, 2019 on the cruise ship Genting Dream (the “Heartland Event”). The Singapore Subsidiary will provide similar services to future educational cruises and other programs to be sponsored by Doers Singapore and is being paid for the services it provides to Doers Singapore. Immediately following this Bintan Island cruise, the Singapore Subsidiary began providing educational site visits to entrepreneurs who have participated in the cruise and to sponsor related business development skill building seminars, all of which are expected to generate revenues to the Singapore Subsidiary. The Singapore Subsidiary will also sponsor its own educational programs separate from those of Doers Singapore.

As a result of the formation of the Singapore Subsidiary and the Singapore Subsidiary’s beginning of its business activities as described above, as of June 25, 2019, the Company ceased to be a “shell company,” as that term is defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Exchange Act of 1934, as amended. On July 1, 2019, the Company filed a Form 8-K with the SEC indicating that the Board had made the determination that the Company had left shell company status on June 25, 2019. As such, in its future periodic reports to be filed with the SEC beginning with this annual report on Form 10-K, the Company will change the reporting of its status as a shell company and will check the box to indicate that the Company is not a shell company.

Business Overview

The Company has begun operations in Singapore, through the Singapore Subsidiary, in the business training and entrepreneurship education sector. The Company provides management consultancy services and the provision of corporate training programs and motivational courses in various areas of business management and entrepreneurship. Business training and entrepreneurship education seeks to provide students with the skill sets, networking opportunities with other budding entrepreneurs and motivation to encourage entrepreneurial success in a variety of settings. It helps decrease the chances of failure by teaching a set of principles and systems for entrepreneurial success. In a typical course, students may learn about managing cash flow, raising capital, writing business plans, negotiations, organizational skills, business strategies and sales and marketing as well as soft skills such as building high performance winning teams.

Products and Services

Programs and courses adopt a methodology of teaching important concepts through interactive games and activities, which comprise more than 60% of the total course hours. These games and activities are designed to apply the concepts, principles and theories that form the key themes of the courses. During these games and activities, the participants are split into smaller groups and are required to work individually and together as a team in each group. These games and activities require a high level of interaction among the participants, which fosters a closer relationship amongst the participants, and promotes teamwork and the exchange of ideas.

These programs and courses are conducted mainly in hotel venues in various cities in different countries, where participants can attend the course programs, have their meals and spend their nights conveniently close to the program sites. The programs are held in hotels as they offer both convenience to attendees and flexibility to us in organizing and planning our programs. Our courses range from one-day to eight-day programs .

Since the formation of the Singapore Subsidiary, our first operational activities have been related to assisting our affiliated company, Doers Singapore, for a fee, with marketing, promotional and management training activities relating to the Heartland Event organized by Doers Singapore. The Singapore Subsidiary will also provide similar services for future educational courses and other programs to be sponsored by Doers Singapore. and will be paid fees for these services. The Company also plans to sponsor its own educational programs separate from those of Doers Singapore.

Generally, we conduct courses according to the broad principles and concepts prescribed by the consultants or lecturers we utilize to design and lead our programs. These persons are responsible for designing program format and structure, teaching concepts, principles and theories, and games and activities for the program participants. Our teaching staff has the flexibility to customize the contents and structures of the programs they lead to explain and elaborate the relevant subjects that are taught in the programs. Trainers and group leaders for these programs and courses comprise a combination of international trainers provided by our consultants and those sourced directly by us from time to time.

The Company’s first project, discussed above, took place in Singapore. The Company expects to conduct various additional education, training and incubation program courses in Singapore and in other countries including China, Malaysia, Taiwan, Hong Kong, Cambodia, Indonesia, Thailand, Philippine and Brunei.

Going forward, the Company will begin to provide additional services relating to corporate training, human resources training and recruitment, event management and the provision of youth educational services.

Plan of Operation

Our plan of operation for the next 12 months is to build our operations in Singapore and to begin to develop our business in Malaysia and Taiwan where we expect to establish local operations within the next 12months.

Market

The potential for the business training and development market in Asia is enormous in view of the huge labor market in the world’s most populous region and the need to train such human capital to ensure sustained economic growth and social stability in the region, especially in the Asean market. The business training and development market may be divided into two market segments. The first segment is saturated with many small training companies targeting employees working for multinational companies. The other segment is aimed at employees working for local companies, including small and medium size enterprises, and this segment is more promising because local companies face the challenge of finding themselves obsolete due to increased competition from foreign enterprises and multinational companies, so they need to improve their work force training to become more competitive ..

Competition

The Company operates in a competitive industry. Our competitors are management consulting companies based in Singapore and Malaysia that provide business entrepreneurship education and training and development. We compete based on our service quality, pricing and after sales service. We believe our competitive strengths include our working relationships with and support from universities, our training program offerings and our strong management leadership from our Chief Executive Officer, Wei-Hsien Lin. Based on our relationships with our affiliate, Doers Singapore, we expect to be able to leverage their well-developed media strategies and strong working relationships with the media. We believe we can also leverage our student resources and the experience and industry relationships of our CEO, Mr. Lin.

Employees

Other than its Chief Executive Officer, Mr. Wei-Hsien Lin, the Company does not have any employees. The Company does not have an employment agreement with, or pay a salary to, Mr. Lin.

ITEM 1A.	RISK FACTORS.

We are an early stage company, with limited operating history.

We are a company in its development stages. On August 29, 2018, a new stockholder, Wei-Hsien Lin, became the controlling stockholder of the Company. We have a limited operating history with which you can evaluate our business and prospects. Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors.

There can be no assurance that we will become profitable in the future.

There is no assurance that we will ever be profitable or generate sufficient revenue to meet projections or to pay dividends to the holders of shares of our common stock.

We will need to raise significant additional capital in the future to expand our operations and we may be unable to raise such funds when needed and on acceptable terms.

We will need to raise significant additional capital in order to fund our operations. When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings or other financing alternatives. Additional equity or debt financing or other alternative sources of capital may not be available to us on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in substantial fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may not be able to fully develop our business, our future operations will be limited, and our ability to generate revenues and achieve or sustain future profitability will be substantially harmed.

Our success is dependent on our key personnel, whom we may not be able to retain and we may not be able to hire enough additional personnel to meet our needs.

Our future success depends upon the continued service of our key personnel and our directors, especially our President, Treasurer and Secretary, Mr. Wei-Hsien Lin. Mr. Lin possesses technical knowledge of our operations, business strategy, and has a network of contacts that can help us implement our strategy and plan. If we lose his services or if he decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition could be materially harmed.

If our business continues to grow, additional personnel will be necessary. We cannot assure you that we will be successful in attracting and retaining additional personnel. If we are unable to attract and retain key personnel, or are unable to do so in a cost effective manner, our business may be materially and adversely affected.

We may not be able to manage future growth effectively.

We expect to experience significant growth in a short period of time. Should we grow rapidly, our financial, management and operating resources may not expand sufficiently to adequately manage our growth. If we are unable to manage our growth, our costs may increase disproportionately, our future revenues may not grow or may decline and we may face dissatisfied customers. Our failure to manage our growth may adversely impact our business and the value of your investment.

Competition

There are many companies who compete or could potentially compete with the Company. It is likely that efforts of which the Company’s management is unaware are currently underway at other companies and organizations. Many of the Company’s potential competitors have substantially greater capital, marketing and development capabilities and human resources than the Company and may potentially represent significant competition for the Company. Furthermore, many of these competitors may have significantly greater experience than the Company in the Company’s industry. The foregoing conditions create a rigorous competitive climate for the Company and increase the risk that the products developed, marketed and sold by the Company will be unable to compete successfully with other potential marketers of such products. The Company’s competitors may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in technology, marketing and sales. Competition may increase further as a result of potential advances in the commercial applicability of such products and services as well as increased availability of capital for investment in these fields.

No Assurance of Government Regulation

The extent of potential adverse government regulation which might arise from future legislation or administrative action cannot be predicted.

Market Risk

There is no assurance that consumers will accept the Company’s product offerings. Usage will initially require input of personal information and potentially credit card registration, which will create adoption barriers. Our business is dependent on our ability to train and/or attract and retain good and qualified trainers who preferably, should be equipped with the relevant business experience in relation to our training programmes. The ability to train and/or attract and retain them is dependent on several factors such as our continued reputation, financial remuneration and job satisfaction. In addition, we may be adversely affected by competition from other private schools and/or education services providers. The private education industry especially in the China, is highly competitive. The competition which we face is exacerbated by the relatively low entry barriers for new entrants into the market. We compete with various private schools and/or education services providers, some of which have longer operating histories, higher student enrolment levels, larger teams of professional staff and greater financial, technical, marketing and other resources. If we are unable to compete effectively, our business and results of operations will be adversely affected. We may also facing local applicable laws and regulations of the country. We intend to establish more schools providing entrepreneurship training in future. However, there is no assurance that we will be able to secure the necessary license, permit and approvals in the particular country relating to the establishment of each of such private schools or programs. This would affect our expansion plans and may adversely affect our future growth and results of operations.

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

Market Information

Our common stock is currently eligible to be quoted on the OTC Pink Tier of OTC Markets Group Inc. under the symbol “YUMM,” however, no or nominal trading has occurred in the past two years. An active public market for our common stock may never develop, or, if a market develops, it may not be sustained.

Approximate Number of Holders of Our Common Stock

As of January 8, 2020, there were approximately 1500 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our Board. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board has complete discretion as to whether to pay dividends, subject to the approval of our stockholders. Even if our Board decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Other than as described immediately below, we have not sold any equity securities during the year ended September 30, 2019 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

Subsequent to balance sheet date, in October 2019, pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) and Regulation S thereunder, we sold 3,527,393 shares of our common stock at a price of $0.0001 per share for an aggregate price of $352.74 (the “October 2019 Regulation S Sale”).

Purchases of Equity Securities

Other than as described immediately below, no repurchases of our common stock were made during the fourth quarter of 2019.

On September 30, 2019, we entered into a share cancellation agreement pursuant to which Mr. Wei-Hsien Lin, our Chief Executive Officer and Majority stockholder agreed to surrender to us for cancellation 3,000,000 shares of our common stock owned by him. Mr. Lin agreed to the cancellation of these shares to enable the October 2019 Regulation S Sale to be closed being that without this cancellation, we would not have had a sufficient number of authorized but unissued shares to complete that closing.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion may include forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and “Business” sections and elsewhere in this annual report.  We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

The Company changed ownership on August 29, 2018 and began operations through its Singapore Subsidiary on or about June 25, 2019. The Company is currently principally engaged in the provision of business training and entrepreneurship education in the Chinese language to owners of business start-ups, aspiring entrepreneurs and small and medium enterprises business owners. We organize and conduct Chinese language courses based either on third party programs or our own programs in the China, Malaysia, Singapore, Taiwan and Hong Kong.

Results of Operations

The Company is a development stage company and has had operations only starting with the fourth quarter of its fiscal year ended September 30, 2019. Prior to this time the Company was a shell company with no business activities.

Revenues

The Company generated $3,619 in revenues, through the Singapore Subsidiary, for the year ended September 30, 2019, and did not generate any revenues for the year ended September 30, 2018.

Costs of Goods Sold.

The Company has no cost of goods sold.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2019 were $41,959, as compared to $22,624 for the year ended September 30, 2018, an approximately 80% increase. Such increase was primarily due to public company reporting requirements and the start of operating activities of the Singapore Subsidiary.

Interest expense for the year ended September 30, 2019 was Nil as compared to $2,136 for the year ended September 30, 2018. Such decrease was primarily due to the minimal operating activities of the Company. Forgiveness of debt income expense for the year ended September 30, 2019 was Nil, as compared to 57,871 for the year ended September 30, 2018.

As a result of the foregoing factors, the Company had a net loss of $38,324 for the year ended September 30, 2019, as compared to $33,111 for the year ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, the Company had minimal current assets of $20,831 to fund its operations. Liabilities consisted of $2,162 in accounts payable, and total liabilities of $2,162.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15I under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2019. Based upon, and as of the date of, this evaluation, and considering the minimum level of our operations, our principal executive and financial officer determined that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, Mr. Wei-Hsien Lin, our principal executive officer and principal financial and accounting officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation and considering the limited nature of business through September 30, 2019, we determined that, as of September 30, 2019, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2019, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	54	President, Treasurer, Secretary, and Director
Yu-Jo Liao	54	Director
Chi-Yin Lee	51	Director

Wei-Hsien Lin.  Wei-Hsien Lin has served as our sole director and President, Treasurer, and Secretary of the Company since August 29, 2018. Mr. Lin has also served as the sole officer and director of Doers Education Asean Limited, a publicly traded company whose common stock is registered under Section 12(g) of the Exchange Act, since 2016. Since 2016, Mr. Lin has also served as the executive chairman and CEO of Doers Education Group in Taiwan. In 2012, Mr. Lin founded Doers Commercial Model Consulting Co. Ltd., a Taiwan based company engaged in the business of training, management consulting and Incubator related matters, and he has been the CEO and Chairman of that company since its founding. Mr. Lin has a successful career in business training and publishing and speaking. He is the founder of the Chinese version of international courses including “BSE (The Accelerated Business School of Entrepreneurs”, “Money and You” and “Winning for Life.” He was honored with “Top 10 Chinese International Speaker Award” in 2016 by the International Professional Training Business Society, Asia’s Top 10 Corporate Trainer in 2016 by HKXW Newspaper and “The Best Chinese Speaker of the Year” in 2007 by Learning Mode China Century Success Forum. Throughout his career, Mr. Lin has been very active in charitable activities. He was an originator of the successful “30 Hour Famine” for World Vision in 1990 and “Reserve Purest Land” for Tzu Chi Foundation in 1991 which he worked for King Car Education Foundation. He has worked extensively in disaster relief efforts and fundraising throughout China.

Yu-Jo Liao. Yu-Jo Liao graduated from Chinese Cultural University of Taiwan in 1989. She has a degree in Public and Communication Media. Ms. Liao was appointed as General Manager in Doer’s Knowledge Management Group (Shanghai) Pte Ltd, a corporation incorporated in China (“Doer’s Knowledge Management Group”), in 2013. Doer’s Knowledge Management Group is mainly in operation for training, providing seminars, educational and motivational courses. Ms. Liao has vast experience in managing Doer’s Knowledge Management Group which has over 200 staff. Ms. Liao oversees all staff, budgets and operations of all business units and is responsible for formulating overall strategy and establishing policies. Ms. Liao is also actively involved in providing internal training and is a well-known speaker for many local and international corporations. The Board believes that it is in the best interests of the Company to appoint Ms. Yu-Jo Liao to the Board because of her extensive experience in managing a corporation with more than 200 staff and her management skill expertise.

Chi-Yin Lee. Chi-Yin Lee graduated from Shih Chien University of Taiwan in 1991 where she majored in Accounting and Statistics. Ms. Lee was appointed as Administrative Manager in Doers Commercial Model Consulting Co., Ltd., a corporation incorporated in Taiwan, in 2008. Ms. Lee was then promoted as General Manager of the Company in 2017. The Company is mainly in the business of providing training and seminars, educational and motivational courses, event management and incubation of start-ups and new entrepreneurs. Ms. Lee’s main responsibilities are managing and overseeing all staff, finance and budgets and day-to-day operations. Ms. Lee is also responsible for formulating overall strategy and establishing policies.  The Board believes that it is the best interests of the Company to appoint Ms, Chi- Yin Lee to the Board because of her experience and expertise in business management and financial operations management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2019, except as follows: the most recent Form 4 filed for Mr. Wei-Hsien Lin, and the Forms 3 for Ms. Chi-Yin Lee and Ms. Yu-Jo Liao were filed late.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire Board currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee when we have sufficient resources and business activity to warrant the establishment of an audit committee. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2019 and 2018. We have no employment agreements with our officers. For the years ended September 30, 2019 and 2018, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

The Company does not plan to pay any executive officer or director any compensation during the fiscal year ending September 30, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of January 8, 2020 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	329,005,000	73%
Chi-Yin Lee	Common Stock	20,000	*
Yu-Jo Liao	Common Stock	20,000	*
All officers and directors as a group (3 persons named above)	Common Stock	329,045,000	73%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 449,505,000 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of January 8, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the numerator and denominator for that owner only.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

●	On August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company at such time. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Mr. Lin became the controlling stockholder of the Company.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2019 and 2018

	Year Ended September 30,
	2019	2018
Audit Fees	$9,000	$6,225
Audit-Related Fees	-	-
Tax Fees	-	150
All Other Fees	-	-
TOTAL	$9,000	$6,375

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Burnham & Schumm P.C. for our financial statements as of and for the year ended September 30, 2019.

PART IV

(10) a) List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
10.1	Stock Purchase Agreement, dated as of August 29, 2018, among Susan Santage, Wei-Hsien Lin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018)
10.2*	Cancellation Agreement, dated as of September 30, 2019 by and between the Company and Mr. Wei-Hsien Lin
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
21.1	Subsidiaries of the Registrant
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Yummies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yummies, Inc. (the Company) as of September 30, 2019 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, The Company incurred net loss of $38,324 during the year ended September 30, 2019 and has accumulated losses of $164,175. The Company’s current assets exceed its current liabilities by $18,669 at September 30, 2019. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado January 8, 2020

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND 2018

	2019	2018
Assets

Current Assets:
Cash and Bank	$20,831	$--
Prepaid expenses	--	4,000

Total current assets	20,831	4,000

Total Assets	$20,831	$4,000

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	1,230	--
Notes payable, stockholders	$932	--

Total current liabilities	$2,162	--

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--

Common stock, $0.0001 par value, 450,000,000 shares authorized, 448,977,607 and 2,505,000 issued and outstanding	42,643	251
Additional paid-in capital	140,201	129,600
Accumulated deficit	(164,175)	(125,851)

Total Stockholders’ Equity	18,669	4,000

Total Liabilities and Stockholders’ Equity	$20,831	$4,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Year Ended	Year Ended
	September 30,	September 30,
	2019	2018

Revenues	$3,619	$--

Expenses, general and administrative	41,959	22,624

Operating loss	(38,340)	(22,624)

Other income (expense):
Forgiveness of debt income	--	57,871
Interest income / (expense)	16	(2,136)

Income (loss) before provision for income taxes	(38,324)	(33,111)

Provision for income taxes	--	--

Net loss	$(38,324)	$(33,111)

Net loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	289,959,966	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2017	2,505,000	251	109,672	(158,962)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	19,928	--

Net loss for the year ended September 30, 2018	--	--	--	(26,126)

Balance, September 30, 2018	2,505,000	$251	$129,600	$(125,851)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	10,601	--

Net loss for the year ended September 30, 2019	--	--	--	(38,324)

Additional paid in capital	443,472,607	42,392	--	--

Balance, September 30, 2019	445,977,607	42,643	140,201	(164,175)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

	Year Ended	Year Ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities:
Net (loss) / income	$(38,324)	$33,111
Adjustments to reconcile net loss to cash provided by operating activities:
Forgiveness of debt income	--	(25,100)
Decrease / (Increase) in prepaid expenses	4,000	(667)
Increase in accounts payable	932	(1,200)
Increase (decrease) in interest payable	--	(20,090)
Net cash used by operating activities	(33,094)	(13,946)
Cash flows from financing activities:
Issuance (repayment) of note payable	932	(3,774)
Issuance of common stock	42,392	--
Contribution from shareholder	10,601	17,674
Net cash generated from financing activities	53,925	13,900
Net increase / (decrease) in cash	20,831	(46)
Cash, beginning of period	--	46

Cash, end of period	20,831	$--

Supplemental disclosure of cash flow information:
Interest paid	--	$--
Income taxes paid	--	$--
Note payable and interest payable forgiven by stockholders	--	$54,651
Interest payable forgiven by transfer agent	--	$3,220

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended June 30, 2019 and June 30, 2018.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2019 and 2018, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments are consisted principally of accrued expenses and short term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

g.	Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.   This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies an entity’s ability to modify the terms or conditions of a share-based payment award presented. An entity should account for the effects of a modification unless all the following are met: the fair value of the modified award has not changed from the fair value on the date of issuance; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and, the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This new guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The adoption of this ASU has had no material impact on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU clarifies the recognition, measurement, and effect on earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those periods. The Company adopted this ASU and it did not have a material impact on the Company’s financial statements.

h.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Yummies, SG. All significant intercompany transactions and balances have been eliminated.

2.	Notes Payable

On January 10, 2007, and May 22, 2009 the Company converted $2,105 and $1,669 of accounts payable from its transfer agent into a one-year notes payable.  The note balance of $0 and $0 at September 30, 2019 and 2018, respectively, and both principal and accrued interest is convertible into common stock at $.025 per share. In August 2018 the $3,774 note was repaid. Interest payable of $3,220 was forgiven by the transfer agent. The forgiveness of debt income has been recorded as other income in the accompanying financial statements.

3.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2019 and 2018:

	2019	2018
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8%, the note is unsecured and due on February 9, 2008. The note principal and accrued interest is convertible into common stock at $.025 per share.	$--	$--
Notes payable to an individual also a stockholder and director of the Company, interest is being charged at 8%, the notes are unsecured and all are due one year from issuance. The notes principal and accrued interest are convertible into common stock at $.025 per share.	$--	$--
Noted payable to shareholder, the notes are unsecured, have a 0% interest rate and are due within one year.	$932	$--
	$932	$--

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

Subsequent to the balance sheet date, on October 10, 2019, the Company issued 3,527,393 shares of its $.0001 par value common stock for an aggregate price of $352.74.

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

The provision for income tax consists of the following components at September 30, 2019 and 2018:

	2019	2018
Current:
Federal income taxes	57,461	$44,048
State income taxes	--	--
Deferred Benefit from net operating loss	--	--
	$57,461	$44,048

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019	2018
Expected tax benefit using regular rates	$57,461	$44,048
State minimum tax
Valuation allowance	(57,461)	(44,048)
Tax Provision	$--	$--

The Company has loss carry forwards totaling $164,175 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2019 and 2018. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2019 and 2018.

The federal income tax returns of the Company for 2018, 2017, and 2016 are subject to examination by the IRS, generally for three years after they were filed.

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred net loss of $38,324 during year ended September 30, 2019 and accumulated losses of $164,175. The Company’s current assets exceed its current liabilities by $18,669 at September 30, 2019. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through January 8, 2020 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2020	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	January 13, 2020
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	January 13, 2020
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	January 13, 2020
Yu-Jo Liao