Form 10-K/A
period 2019-09-30
YUMMIES INC
filed 2020-01-21
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Yummies, Inc. (the “Company”) is being filed solely to provide the report of Burnham & Schumm, P.C., the Company’s former independent registered public accounting firm, for the Company’s fiscal year ended September 30, 2018. No other changes have been made to this Form 10-K.

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

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
10.1	Stock Purchase Agreement, dated as of August 29, 2018, among Susan Santage, Wei-Hsien Lin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018)
10.2	Cancellation Agreement, dated as of September 30, 2019 by and between the Company and Mr. Wei-Hsien Lin
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
21.1	Subsidiaries of the Registrant
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

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

We have audited the accompanying balance sheet of Yummies, Inc. (the Company) as of September 30, 2018, and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Burnham & Schumm, P.C.

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

Date: January 17, 2020	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	January 17, 2020
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	January 17, 2020
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	January 17, 2020
Yu-Jo Liao