Form 10-Q
period 2019-12-31
YUMMIES INC
filed 2020-02-18
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1 2019 to December 31 2019

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
Not applicable.

As of February 16 2020, there were 449,505,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND SEPTEMBER 30, 2019

	December 31, 2019	September 30, 2019
Assets

Current Assets:
Cash	$7,921	$20,831
Account receivables	3,619	-

Total current assets	11,540	20,831

Total Assets	$11,540	$20,831

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	2,303	1,230
Notes payable, stockholders	-	932
Total net current liabilities	2,303	2,162

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 445,977,607 issued and outstanding as of December 31 2019 and September 30, 2019	42,643	42,643
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2019; no shares authorized and issued and outstanding as of September 30, 2019
Additional paid-in capital	140,201	140,201
Accumulated deficit	(173,607)	(164,175)

Total Stockholders’ Equity	9,237	18,669

Total Liabilities and Stockholders’ Equity	$11,540	$20,831

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Revenues	$3,637	$-

Expenses, general and administrative	(13,069)	19,222

Operating loss	9,432	19,222

Other income (expense):
Interest expense	-	-

Loss before provision for income taxes	(9,432)	(19,222)

Provision for income taxes	-	-

Net loss	$(9,432)	$(19,222)

Net loss per share	$-	$-

Weighted average shares outstanding	445,997,607	2,505,000

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(9,432)	$(19,222)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in prepaid expenses	-	3,000
Increase in account receivables	(3,619)	-
Increase in accounts payable	141	16,222
Increase in interest payable	-	-
Net cash used in operating activities	(12,910)	-
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-

Net decrease in cash	(12,910)	-

Cash, beginning of period	20,831	-

Cash, end of period	$7,921	$-

Supplemental disclosure of cash flow information:	-	-
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019and September 30, 2019, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2019, no preferred shares have been issued.

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

The provision for income tax consists of the following components at December 31, 2019 and 2018:

	2019		2018
Current:
Federal income taxes	[60,792	]	$	[64,762	]
State income taxes	-0-			[*	]
Deferred Benefit from net operating loss	60,762			60,762
	$-0-		$	[*	]

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2019			2018
Expected tax benefit using regular rates	$	[60,792	]	$	[64,189	]
State minimum tax					[*	]
Valuation allowance		60,792)			64,189)
Tax Provision		$-0-		$	[*	]

The Company has loss carry forwards totaling $173,607 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2019 and 2018. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2019 and 2018.

The federal income tax returns of the Company for 2018, 2017, and 2016 are subject to examination by the IRS, generally for three years after they were filed.

5.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $9,432 during the three months ended December 31, 2019 and accumulated losses of $173,607 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $9,237 at December 31, 2019. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events

Management has evaluated subsequent events through [2-14], 2020, the date on which the financial statements were available to be issued.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 5 to the financial statements, the Company incurred net loss of $9,432 during the three month period ended December 31, 2019 and has accumulated losses of $173,607. The Company’s current assets exceed its current liabilities by $9,237 at December 31, 2019. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s revenues for the three months ended December 31, 2019 and 2018 were $3,637 and $0, respectively.

General and administrative expenses for the three months ended December 31, 2019 were $13,069, as compared to $19,222 for the three months ended December 31, 2018, an approximately 32% decrease. Such increase was primarily due to decreases in professional services fees and filing fees.

There is no interest expense for the three months ended December 31, 2019 and December 31, 2018.

As a result of the foregoing factors, we had a net loss of $9,432 for the three months ended December 31, 2019, as compared to $19,222 for the three months ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, the Company had minimal current assets of $11,540 to fund its operations. Liabilities consisted of $2,303 in accounts payable, and total liabilities of $2,303.The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $12,910 for the three months ended December 31, 2019, as compared to $0 for the three months ended December 31, 2018.  For the three months ended December 31, 2019, the net loss of $9,432, offset by an increase in accounts payable in the amount of $141, were the primary drivers of the cash used in operating activities. For the three months ended December 31, 2018, the net loss of $19,222, offset by, an increase in accounts payable in the amount of $16,222, and decrease in prepaid expenses, were the primary drivers of the cash used in operating activities.

We had no investing activities or financing activities in the three months ended December 31, 2019 or 2018.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2019. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of the risk factors affecting our business, see our Annual Report on Form 10-K for our fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission on January 14, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2019, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2019 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 13, 2018
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2020	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)