Form 10-Q
period 2020-03-31
YUMMIES INC
filed 2020-05-15
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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
Not applicable.

As of May 11, 2020, there were 449,505,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND SEPTEMBER 30, 2019

	March 31, 2020 (unaudited)	September 30, 2019
Assets

Current Assets:
Cash	$1,339	$20,831
Other receivables	12,726	--

Total current assets	14,065	20,831

Total Assets	$14,065	$20,831

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	12	1,230
Notes payable, stockholders	-	932
Total net current liabilities	12	2,162

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,505,500 and 448,977,607 issued and outstanding as of March 31 2020 and September 30, 2019	44,728	42,643
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2020 and of September 30, 2019	-	-
Additional paid-in capital	157,947	140,201
Accumulated deficit	(188,622)	(164,175)

Total Stockholders’ Equity	14,053	18,669

Total Liabilities and Stockholders’ Equity	$14,065	$20,831

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2020 and 2019

	For the Three Months Ended March 31, 2020 (unaudited)	For the Three Months Ended March 31, 2019	For the Six Months Ended March 31, 2020 (unaudited)	For the Six Months Ended March 31, 2019
Revenues	$0	$-	$-	$-

Expenses, general and administrative	14,846	6,379	24,465	25,601

Operating loss	(14,846)	(6,379)	(24,465)	(25,601)

Other income (expense):
Interest expense	-	-	18	-

Net loss	$(14,846)	$(6,379)	$(24,447)	$(25,601)

Net loss per share	$-	$-	$-	$-

Weighted average shares outstanding	447,751,299	186,054,850	447,741,554	93,271,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2020 AND 2019

	Six Months Ended March 31, 2020 (unaudited)	Six Months Ended March 31, 2019
Cash flows from operating activities:
Net loss	$(24,447)	$(25,601)
Adjustments to reconcile net loss to cash provided by operating activities:
(Increase) / decrease in other receivables	(12,726)	4,000
Increase/ (decrease) in accounts payable	(2,150)	13,255
Net cash generate/ (used) operating activities	(39,323)	-
Cash flows from investing activities	-	-
Cash flows from financing activities
Issuance of common stock	-	44,647
Contribution from shareholder	19,831	-
Net increase in financing activities	19,831	44,647

Cash, beginning of period	20,831	-

Cash, end of period	$1,339	$44,647

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

Yummies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 10, 1998.  Planned principal operations have not yet commenced. The Company was formed to pursue business opportunities.

b.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

c.	Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

d.	Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

e.	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2020 and September 30, 2019, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

g.	Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our offices have been closed effective April 1, 2020.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

2.	Issuance of Common Stock

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying condensed consolidated financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of March 31, 2020, no preferred shares have been issued.

In February 2019, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) provided by Section 4(a)(2) and Regulation S thereunder, the Company sold 446,472,607 shares of its common stock at a price of $0.0001 per share for an aggregate price of $44,647. Issuance costs of 45,725 were offset against additional paid in capital in the accompanying condensed consolidated financial statements.

In October 2019, the Company issued 3,527,393 shares of its $.0001 par value common stock for an aggregate price of $352.74.

3.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company’s common stock.

4.	Income Taxes

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $188,622 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

5.	Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $24,447 during the six months ended March 31, 2020 and accumulated losses of $188,622 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $14,053 at March 31, 2020. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Subsequent Events

Management has evaluated subsequent events through May 11, 2020, the date on which the condensed consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

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

Recent Events.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred a net loss of $24,447 during the six months ended March 31, 2020 and accumulated losses of $188,622 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $14,053 at March 31, 2020. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our condensed consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Results of Operations

The Company is a development stage company and had no operations during the three and six months ended March 31, 2020 and 2019.

The Company did not generate any revenues for the three and six months ended March 31, 2020 and 2019.

General and administrative expenses for the three and six months ended March 31, 2020 were $14,846 and $24,447, as compared to $6,379 and $25,601 for the three and six months ended March 31, 2019, an approximately 132% and 4% decrease. Such increase was primarily due to increases in professional services fees, filing fees and registration fees.

Interest expense for the three and six months ended March 31, 2020 was $0, as compared to $0 and $0 for the three and six months ended March 31, 2019.

As a result of the foregoing factors, we had a net loss of $14,846 and $24,447 for the three and six months ended March 31, 2020, as compared to $6,379 and $25,601 for the three and six months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash in hand of $1,399 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the six months ended March 31, 2020, the net loss of $24,447 the increase in other receivables of $12,726 and decrease in accounts payable in the amount of $2,150. Net cash used in operating activities was $39,323 for the three months ended March 31, 2020, as compared to $0 for the six months ended March 31, 2019.  For the six months ended March 31, 2020, net cash increase in financing activities amount of $19,831 as compared to $44,647 for the six months ended March 31, 2019. The increase is due to the contribution from shareholder.

We had no investing activities in the three months ended March 31, 2020 or 2019.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2020. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarter ended March 31, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2020, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 15, 2020	YUMMIES, INC.
/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)