Form 10-Q
period 2020-06-30
YUMMIES INC
filed 2020-08-14
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

Not applicable.

As of August 14, 2020, there were 449,627,000 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATION BALANCE SHEETS

JUNE 30, 2020 AND SEPTEMBER 30, 2019

	June 30, 2020 (unaudited)	September 30, 2019
Assets

Current Assets:
Cash and bank balance	$19	$20,831
Other receivables	12,726	-

Total current assets	12,745	20,831

Total Assets	$12,745	$20,831

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	12	1,230
Notes payables, stockholders	-	932
Total current liabilities	12	2,162

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,505,500 and 448,977,607 issued and outstanding as of June 30, 2020 and September 30, 2019	44,728	42,643
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 0 issued and outstanding as of June 30, 2020; no shares authorized and issued and outstanding as of September 30, 2019	-	-
Additional paid-in capital	157,947	140,201
Accumulated deficit	(189,942)	(164,175)

Total Stockholders’ Equity	12,733	18,669

Total Liabilities and Stockholders’ Equity	$12,745	$20,831

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2020 and 2019

	For the Three Months Ended June 30, 2020 (unaudited)	For the Three Months Ended June 30, 2019 (unaudited)	For the Nine Months Ended June 30, 2020 (unaudited)	For the Nine Months Ended June 30, 2019 (unaudited)
Revenues	$-	$-	$-	$-

Expenses, general and administrative	1,472	10,019	25,787	35,620

Operating loss	(1,472)	(10,019)	(25,787)	(35,620)

Other income (expense):
Interest income	2	-	20	-

Net loss	$(1,470)	$(10,019)	$(25,767)	$(35,620)

Net loss per share	$-	$-	$-	$-

Weighted average shares outstanding	449,505,500	448,977,607	449,505,500	211,840,142

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2020 AND 2019

	Nine Months Ended June 30, 2020 (unaudited)	Nine Months Ended June 30, 2019 (unaudited)
Cash flows from operating activities:
Net loss	$(25,767)	$(35,620)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase/decrease in prepaid expenses	-	4,000
Expenses paid directly by shareholder	-	8,346
Increase in interest payable	(12,726)	--
Decrease/Increase in accounts payable	(2,150)	9,793
Net cash used operating activities	(40,643)	(13,481)

Cash flows from financing activities
Issuance of common stock	-	44,647
Contribution from shareholder	19,831	-
	19,831	44,647

Cash, beginning of period	20,831	-

Cash, end of period	$19	$31,166

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2020 and September 30, 2019, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

3.	Issuance of Common Stock

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying condensed consolidated financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of June 30, 2020, no preferred shares have been issued.

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

In October 2019, the Company issued 3,527,393 shares of its $.0001 par value common stock for an aggregate price of $352.74.

In August 2020, the Company issued 121,500 shares of its $0.0001 par value common stock for an aggregate price of $12.15

4.	Warrants and Stock Options

No options or warrants are outstanding to acquire the Company’s common stock.

5.	Income Taxes

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $189,942 during the nine-month period ended June 30, 2020 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $25,767 during the nine months ended June 30, 2020 and accumulated losses of $189,942 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $12,733 at June 30, 2020. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through August 14, 2020, the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Events

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The virus has since spread to more than 150 countries and on March 11, 2020, the World Health Organization declared the outbreak a pandemic.

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

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $25,767 during the nine months ended June 30, 2020 and accumulated losses of $189,942 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $12,733 at June 30, 2020. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three and nine months ended June 30, 2020 and 2019.

The Company did not generate any revenues for the three and nine months ended June 30, 2020 and 2019.

General and administrative expenses for the three and nine months ended June 30, 2020 were $1,322 and $25,807, as compared to $10,019 and $35,620 for the three and nine months ended June 30, 2019, an approximately 87% and 28% decrease. Such decrease was primarily due to decreases in professional services fees, filing fees and registration fees.

Interest income for the three and nine months ended June 30, 2020 was $2 and $20, as compared to $0 and $0 for the three and nine months ended June 30, 2019.

As a result of the foregoing factors, we had a net loss of $1,320 and $25,767 for the three and nine months ended June 30, 2020, as compared to $10,019 and $35,620 for the three and nine months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash at bank of $19 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the nine months ended June 30, 2020, the net loss of $25,767, offset by an increase in contribution from shareholder amount of $19,831. Net cash used in operating activities was $40,643 for the nine months ended June 30, 2020, as compared to $13,481 for the nine months ended June 30, 2019.  For the nine months ended June 30, 2020, net cash increase in financing activities amount of $19,831 as compared to $44,647 for the nine months ended June 30, 2019. The increase is due to the contribution from shareholder.

We had no investing activities in the three months ended June 30, 2020 or 2019.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2020. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarter ended June 30, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended June 30, 2020, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: August 14, 2020	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)