Form 10-K
period 2020-09-30
YUMMIES INC
filed 2020-12-30
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

or

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

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

As of March 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 449,505,500 shares of the registrant’s common stock issued and outstanding, 332,005,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant had no or nominal trading volume as of September 30, 2020.

There was a total of 449,627,000 shares of the registrant’s common stock outstanding as of December 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2020

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

These programs and courses are conducted mainly in hotel venues in various cities in different countries, where participants can attend the course programs, have their meals and spend their nights conveniently close to the program sites. The programs are held in hotels as they offer both convenience to attendees and flexibility to us in organizing and planning our programs. Our courses range from one-day to eight-day programs.

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

Plan of Operation

Our plan of operation for the next 12 months is to build our operations in Singapore and to begin to develop our business in Malaysia and Taiwan where we expect to establish local operations within the next 12 months.

Market

The potential for the business training and development market in Asia is enormous in view of the huge labor market in the world’s most populous region and the need to train such human capital to ensure sustained economic growth and social stability in the region, especially in the Asian market. The business training and development market may be divided into two market segments. The first segment is saturated with many small training companies targeting employees working for multinational companies. The other segment is aimed at employees working for local companies, including small and medium size enterprises, and this segment is more promising because local companies face the challenge of finding themselves obsolete due to increased competition from foreign enterprises and multinational companies, so they need to improve their work force training to become more competitive ..

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

The price of our common stock may be volatile.

Our common stock is approved for quotation on the OTC Markets’ OTC Pink marketplace under the symbol, “YUMM”. The OTC Pink marketplace is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in the over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. OTC Pink securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTC Pink are not listed in the financial sections of new papers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTC Pink may be difficult to obtain.

Trading on the OTC Pink Marketplace as opposed to a national securities exchange had resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our Common Stock and our company:

●	liquidity of our common stock;

●	the market price of shares of our common stock;

●	our ability to obtain financing to support our operations and the implementation of our business plan;

●	the number of institutional and other investors that will consider investing in shares of our common stock;

●	the number of market markers in shares of our common stock;

●	the availability of information concerning the trading prices and volume of shares of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

●	actual or anticipated fluctuations in our results of operations;

●	announcements regarding the status of our regulatory efforts;

●	the determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules;

●	the sale by us of our common stock or preferred stock or other securities, or the anticipation of sales of such securities;

●	the trading volume of our common stock, particularly if such volume is light;

●	the introduction of new products of services, or product or service enhancements by us or our competitors;

●	developments with respect to our or our competitors’ intellectual property rights or regulatory approvals or denials;

●	announcements of significant acquisitions or other agreements by us or our competitors;

●	sales or anticipated sales of our common stock by our officers and directors;

●	conditions and trends in our industry;

●	changes in our pricing policies or the pricing policies of our competitors;

●	changes in the estimation of the future size and growth of our markets; and

●	general economic conditions.

The stock market in general, and the OTC Pink marketplace in particular, have experienced extreme price and volume fluctuations that in some cases may be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock, and/or the available price for such shares, at any given time.

The recent and ongoing COVID-19 pandemic could materially affect our operations.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including in each of the areas in which our company and our customers operate. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. The COVID-19 pandemic continues to evolve rapidly. As of the date of this annual report, the COVID-19 pandemic has had an impact upon our operations, although we believe that the impact is not material.

We are monitoring the global outbreak and spread of the novel strain of coronavirus (COVID-19) and taking steps in an effort to identify and mitigate the adverse impacts on, and risks to, our business (including but not limited to our employees, customers and other business partners) posed by its spread and the governmental and community reactions thereto. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps in an effort to help keep our workforces healthy and safe.

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

Approximate Number of Holders of Our Common Stock

As of December 30, 2020, there were approximately 1550 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

Other than as described immediately below, we have not sold any equity securities during the year ended September 30, 2020 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

In August 2020, the Company issued 121,500 shares of its common stock, par value $0.0001, for an aggregate price of $12.15.

Purchases of Equity Securities

During the fiscal year ended September 30, 2020, we did not repurchase any shares of our common stock.

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

Recent Development

In December 2019, the outbreak of COVID-19 caused by a novel strain of the coronavirus has become widespread in China and in the rest of the world. The virus has since spread to more than 150 countries and on March 11, 2020, the World Health Organization declared the outbreak a pandemic.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following are our critical accounting policies:

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $28,137 during the fiscal year ended September 30, 2020 and accumulated losses of $192,312 since the start of our business at June 11, 1998. The Company’s current assets exceed its current liabilities by $13,329 at September 30, 2020. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

New Accounting Standards

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. The amendments in ASU 2018-10 affect narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. The amendments in ASU 2018-11 affect the guidance issued in ASU 2016-02, “Leases (Topic 842)”, which is not yet effective. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments also provide lessors with a practical expedient to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component in certain circumstances. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) – Narrow-Scope Improvements for Lessors.” ASU 2018-20 allow lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. The amendments also require a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. In addition, the amendments clarify that when lessors allocate variable payments to lease and non-lease components, they are required to follow the recognition guidance in the new lease standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, AUS 2018-11and ASU 2018-20, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)”. This pronouncement amends the SEC’s reporting requirements for public filers regarding new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. The Company has incorporated language into other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. The Company has implemented the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements. There was no material impact to the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company has implemented the new accounting guidance. There was no material impact to the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Results of Operations

The Company is a development stage company and has had operations only starting with the fourth quarter of its fiscal year ended September 30, 2019. Prior to this time the Company was a shell company with no business activities.

Revenues - Related Party

The Company generated $3,700 in revenues - related party for the year ended September 30, 2020. The Company generated $3,619 in revenues, through the Singapore Subsidiary, for the year ended September 30, 2019. Total revenue – related party slightly increased from $3,619 for the year ended September 30, 2019 to $3,700 for the year ended September 30, 2020, which represented an increase of $81, or approximately 2.2%.

Costs of Goods Sold.

The Company has no cost of goods sold.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2020 were $31,938, as compared to $41,959 for the year ended September 30, 2019, an approximately 24% decrease.

During the financial year ended September 30, 2020 and 2019, the Company expensed $3,182 and $0, respectively, in utilities and other office expenses to a company, Doer’s Knowledge Management Pte Ltd, whose CEO was also a director and shareholder of the company. At September 30, 2020 and December 31, 2019, $7,214 and $0, respectively, was owed from this company and is included in “other receivable – related party” in the accompanying consolidated balance sheets.

Interest expense for the year ended September 30, 2020 was Nil as compared to $16 for the year ended September 30, 2019. Such decrease was primarily due to the minimal operating activities of the Company.

As a result of the foregoing factors, the Company had a net loss of $28,137 for the year ended September 30, 2020, as compared to $38,324 for the year ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had minimal current assets of $13,329 to fund its operations.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2020. Based upon, and as of the date of, this evaluation, and considering the minimum level of our operations, our principal executive and financial officer determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation and considering the limited nature of business through September 30, 2020, we determined that, as of September 30, 2020, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	55	President, Treasurer, Secretary, and Director
Yu-Jo Liao	55	Director
Chi-Yin Lee	52	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2020 and 2019. We have no employment agreements with our officers. For the years ended September 30, 2020 and 2019, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

The Company does not plan to pay any executive officer or director any compensation during the fiscal year ending September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 30, 2020 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	329,005,000	73%
Chi-Yin Lee	Common Stock	20,000	*
Yu-Jo Liao	Common Stock	20,000	*
All officers and directors as a group (3 persons named above)	Common Stock	329,045,000	73%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 449,627,000 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 30, 2020. For each beneficial owner above, any options exercisable within 60 days have been included in the numerator and denominator for that owner only.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at yearend for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”).

●	On August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company at such time. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Mr. Lin became the controlling stockholder of the Company.

●	During the years ended September 30, 2020 and 2019, the Company’s sole source of revenue was $3,700 and $3619 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2020 and 2019.

	Year Ended September 30,
	2020	2019
Audit Fees	$9,000	$9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$9,000	$9,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by AJ Robbins CPA, LLC for our financial statements as of and for the year ended September 30, 2020.

PART IV

(10) (a) List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
10.1	Stock Purchase Agreement, dated as of August 29, 2018, among Susan Santage, Wei-Hsien Lin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018)
10.2	Cancellation Agreement, dated as of September 30, 2019 by and between the Company and Mr. Wei-Hsien Lin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on January 14, 2020)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on January 14, 2020)
31.1/31.2*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Yummies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yummies, Inc. (the Company) as of September 30, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the periods then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, The Company incurred net loss of $28,137 during the year ended September 30, 2020 and has accumulated losses of $192,312. The Company’s current assets exceed its current liabilities by $13,329 at September 30, 2020. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/AJ Robbins CPA, LLC

We have served as the Company’s auditor since 2019.

Denver, Colorado

December 8, 2020

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND 2019

	2020	2019
Assets

Current Assets:
Cash and Bank	$115	20,831
Other receivables	6,000	--
Other receivables – related party	$7,214	--
Total current assets	13,329	20,831

Total Assets	$13,329	20,831

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable, stockholders	$--	2,162

Total current liabilities	$--	2,162

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--

Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 and 448,977,607 issued and outstanding	47,217	47,152
Additional paid-in capital	158,424	135,692
Accumulated deficit	(192,312)	(164,175)

Total Stockholders’ Equity	13,329	18,669

Total Liabilities and Stockholders’ Equity	$13,329	20,831

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Year Ended	Year Ended
	September 30,	September 30,
	2020	2019

Revenues – related party	$3,700	$3,619

Expenses, general and administrative	31,938	41,959

Operating loss	(28,238)	(38,340)

Other income (expense):
Interest income / (expense)	101	(16)

Income (loss) before provision for income taxes	(28,137)	(38,324)

Provision for income taxes	--	--

Net loss	$(28,137)	$(38,324)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	447,741,554	289,959,966

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2018	2,505,000	2,505	129,600	(125,851)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	6,092	--

Net loss for the year ended September 30, 2018	--	--	--	(38,324)

Addition paid in capital	446,472,607	44,647	--	--

Balance, September 30, 2019	448,977,607	$47,152	$135,692	$(164,175)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	22,732	--

Net loss for the year ended September 30, 2020	--	--	--	(28,137)

Additional paid in capital	648,893	65	--	--

Balance, September 30, 2020	449,626,500	47,217	158,424	(192,312)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Year Ended	Year Ended
	September 30,	September 30,
	2020	2019

Cash flows from operating activities:
Net (loss) / income	$(28,137)	$(38,324)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	(13,214)	--
Decrease in prepaid expenses	--	4,000
Increase in accounts payable	(2,162)	932
Net cash used by operating activities	(43,513)	(33,094)
Cash flows from financing activities:
Issuance (repayment) of note payable	--	932
Issuance of common stock	65	42,392
Contribution from shareholder	22,732	10,601
Net cash generated from financing activities	22,797	53,925
Net (decrease) / increase in cash	(20,716)	20,831
Cash, beginning of period	20,831	--

Cash, end of period	115	$20,831

Supplemental disclosure of cash flow information:
Interest paid	--	$--
Income taxes paid	--	$--
Note payable and interest payable forgiven by stockholders	--	$--
Interest payable forgiven by transfer agent	--	$--

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

The Company was incorporated under the laws of the State of Nevada on June 10, 1998 and commenced it business as consulting, training and event management company through its subsidiary.

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended September 30, 2020 and 2019.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2020 and 2019, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.

Related Party Revenue and Accounts Receivable

During the year ended September 30, 2020 and 2019, the Company’s sole source of revenue was $3,700 and $3,619 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

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

3.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at September 30, 2019 and 2018:

	2020		2019
Notes payable to shareholder, the notes are unsecured, have a 0% interest rate and are due within one year.		$--	$932
	$	---	$932

4.	Issuance of Common Stock

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of September 30, 2020, no preferred shares have been issued.

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

In October, 2019, the Company issued 3,527,393 shares of its $.0001 par value common stock for an aggregate price of $352.74.

In August 2020, the Company issued 121,500 shares of its $.0001 par value common stock for an aggregate price of $12.15.

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

The provision for income tax consists of the following components at September 30, 2020 and 2019:

	2020	2019
Current:
Federal income taxes	40,386	$57,461
State income taxes	--	--
Deferred Benefit from net operating loss	--	--
	$40,386	$57,461

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2020	2019
Expected tax benefit using regular rates	$40,386	$57,461
State minimum tax
Valuation allowance	(40,386)	(57,461)
Tax Provision	$--	$--

The Company has loss carry forwards totaling $192,312 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2020 and 2019. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2020 and 2019.

The federal income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the IRS, generally for three years after they were filed.

7.	Going Concern

As shown in the accompanying financial statements, the Company incurred net loss of $28,137 during year ended September 30, 2020 and accumulated losses of $192,312. The Company’s current assets exceed its current liabilities by $13,329 at September 30, 2020. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

8.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 11, 2020 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2020	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	December 30, 2020
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	December 30, 2020
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	December 30, 2020
Yu-Jo Liao