Form 10-Q
period 2020-12-31
YUMMIES INC
filed 2021-02-17
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of February 16, 2021, there were 449,627,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATION BALANCE SHEETS

DECEMBER 31, 2020 AND SEPTEMBER 30, 2020

	December 31, 2020 (unaudited)	September 30, 2020
Assets

Current Assets:
Bank	$683	$115
Other receivables	6,000	6,000
Other receivables – related party	7,310	7,214
Total current assets	13,993	13,329

Total Assets	$13,993	$13,329

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	-	-
Notes payable, stockholders	-	-
Total net current liabilities	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,627,500 issued and outstanding as of December 31, 2020 and September 30, 2020	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	-	-
Additional paid-in capital	162,424	158,424
Accumulated deficit	(195,648)	(192,312)

Total Stockholders’ Equity	13,993	13,329

Total Liabilities and Stockholders’ Equity	$13,993	$13,329

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three Months Ended December 31, 2020 (unaudited)	Three Months Ended December 31, 2019 (unaudited)
Revenues – related party	$-	$3,637

Expenses, general and administrative	(3,432)	(13,069)

Operating loss	(3,432)	9,432

Other income (expense):
Interest expense	96	-

Loss before provision for income taxes	(3,336)	(9,432)

Provision for income taxes	-	-

Net loss	$(3,336)	$(9,432)

Net loss per share	$-	$-

Weighted average shares outstanding	449,627,500	445,997,607

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

PERIOD ENDED DECEMBER 31, 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2019	448,977,607	$47,152	$135,692	$(164,175)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	22,732	--

Net loss for the year ended September 30, 2020	--	--	--	(28,137)

Additional paid in capital	648,893	65	--	--

Balance, September 30, 2020	449,626,500	47,217	158,424	(192,312)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	4,000	--

Net loss for the year ended September 30, 2020	--	--	--	(3,336)

Balance, December 31, 2020	449,626,500	47,217	162,424	(195,648)

The accompanying notes are an integral part of the financial statements

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

	Three Months Ended December 31, 2020 (unaudited)	Three Months Ended December 31, 2019 (unaudited)
Cash flows from operating activities:
Net loss	$(3,336)	$(9,432)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in account receivables – related party	(96)	-
Increase in account receivables	-	(3,619)
Increase in accounts payable	-	141
Net cash used in operating activities	(3,432)	(12,910)

Cash flows from investing activities	-	-
Cash flows from financing activities:
Contribution from a shareholder	4,000	-
Net cash generated from financing activities	4,000	-
Net cash generated from financing activities	-	-
Net decrease in cash	568	(12,910)

Cash, beginning of period	115	20,831

Cash, end of period	$683	$7,921

Supplemental disclosure of cash flow information:	-	-
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended December 31, 2020 and 2019.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020 and 2019, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party Revenue and Accounts Receivable

During the period ended December 31, 2020 and 2019, the Company’s sole source of revenue was $0 and $3,637 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

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

On December 17, 2018, the Company amended and restated its articles of incorporation. The authorized shares of common stock were increased from 50,000,000 shares to 450,000,000 shares and the par value was changed from $0.001 to $0.0001 per share. The change has been reflected retroactively in the accompanying financial statements. In addition, the Company authorized the issuance of 50,000,000 shares of preferred stock having a par value of $0.0001 per share. As of December 31, 2020, no preferred shares have been issued.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $195,648 during the three-month period ended December 31, 2020 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,336 during the three months ended December 31, 2020 and accumulated losses of $195,648 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $13,993 at December 31, 2020. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through February 15, 2021, the date on which the financial statements were available to be issued.

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

The measures taken to date will impact the Company’s business for the fiscal third quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the financial statements, The Company incurred net loss of $3,336 during the three month period ended December 31, 2020 and has accumulated losses of $195,648. The Company’s current assets exceed its current liabilities by $13,993 at December 31, 2020. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three months ended December 31, 2020 and 2019:

The Company’s revenues for the three months ended December 31, 2020 and 2019 were $0 and $3,637, respectively.

General and administrative expenses for the three months ended December 31, 2020 were $3,432, as compared to $13,069 for the three months ended December 31, 2019, an approximately 74% decrease.

As a result of the foregoing factors, we had a net loss of $3,336 for the three months ended December 31, 2020, as compared to $9,432 for the three months ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, the Company had minimal current assets of $13,993 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $3,432 for the three months ended December 31, 2020, as compared to $12,910 for the three months ended December 31, 2019.

Net cash generated from financing activities was $4,000, mainly due to the amount contribution from a shareholder.

We had no investing activities in the three months ended December 31, 2020 or 2019.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our Annual Report on Form 10-K for our fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2020 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2020, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: February 16, 2021	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)