Form 10-Q
period 2021-03-31
YUMMIES INC
filed 2021-05-17
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 10, 2021, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND SEPTEMBER 30, 2020

	March 31, 2021 (unaudited)	September 30, 2020
Assets

Current Assets:
Bank	$679	$115
Other receivables	6,000	6,000
Other receivables – related party	7,311	7,214
Total current assets	13,990	13,329

Total Assets	$13,990	$13,329

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	-	-
Notes payable, stockholders	-	-
Total net current liabilities	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 issued and outstanding as of March 31, 2021 and September 30, 2020	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	-	-
Additional paid-in capital	177,424	158,424
Accumulated deficit	(210,651)	(192,312)

Total Stockholders’ Equity	13,990	13,329

Total Liabilities and Stockholders’ Equity	$13,990	$13,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2021 and 2020

	For the Three Months Ended March 31, 2021 (unaudited)	For the Three Months Ended March 31, 2020	For the Six Months Ended March 31, 2021 (unaudited)		For the Six Months Ended March 31, 2020
Revenues	$-	$-	$		$-

Expenses, general and administrative	14,873	14,846		18,339	24,465

Operating loss	(14,873)	(14,846)		(18,339)	(24,465)

Other income (expense):
Interest expense	-	-		-	18

Net loss	$(14,873)	$(14,846)		$(18,339)	$(24,447)

Net loss per share	$-	$-		$-	$-

Weighted average shares outstanding	449,626,500	447,751,299		222,343,269	447,741,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2021 AND 2020

	Six Months Ended March 31, 2021 (unaudited)	Six Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(18,339)	$(24,447)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	(97)	(12,726)
Increase/ (decrease) in accounts payable	-	(2,150)
Net cash generate/ (used) operating activities	(18,436)	(39,323)

Cash flows from financing activities
Issuance of common stock	-	-
Contribution from shareholder	19,000	19,831
Net increase in financing activities	19,000	19,831

Cash, beginning of period	115	20,831

Cash, end of period	$679	$1,339

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2021 and 2020.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2021 and September 30, 2020, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party Revenue and Accounts Receivable

During the period ended March 31, 2021 and September 30, 2020, the Company’s sole source of revenue was $0 and $3,700 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

2.	Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $210,651 during the three-month period ended March 31, 2021 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $14,873 during the three months ended March 31, 2021 and accumulated losses of $210,651 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $13,990 on March 31, 2021. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through May 10, 2021, the date on which the financial statements were available to be issued.

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

Recent Events

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

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

The measures taken to date will impact the Company’s business for the fiscal second quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have incurred a net loss of $14,873 during the six months ended March 31, 2021 and accumulated losses of $210,651 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $13,990 at March 31, 2021. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and had no operations during the three and six months ended March 31, 2021 and 2020.

The Company did not generate any revenues for the three and six months ended March 31, 2021 and 2020.

General and administrative expenses for the three and six months ended March 31, 2021 were $14,873 and $18,339, as compared to $14,846 and $24,447 for the three and six months ended March 31, 2020, an approximately 0.2% increase and 25% decrease. Such increase was primarily due to increases in professional services fees, filing fees and registration fees.

Interest expense for the three and six months ended March 31, 2021 was $0 and $18 respectively, for the three and six months ended March 31, 2020.

As a result of the foregoing factors, we had a net loss of $14,873 and $18,339 for the three and six months ended March 31, 2021, as compared to $14,846 and $24,447 for the three and six months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash in hand of $679 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the six months ended March 31, 2021, the net loss of $18,339 and the increase in other receivables of $97 has resulted the net cash used in operating activities of $18,436 for the three months ended March 31, 2021, as compared to $39,323 for the six months ended March 31, 2020.  For the six months ended March 31, 2021, net cash increase in financing activities amount of $19,000 as compared to $19,831 for the six months ended March 31, 2020. The increase is due to the contribution from shareholder.

We had no investing activities in the three months ended March 31, 2021 or 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2021. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarter ended March 31, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2021, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 17, 2021	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)