Form 10-Q
period 2021-06-30
YUMMIES INC
filed 2021-08-10
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 5, 2021, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATION BALANCE SHEETS

JUNE 30, 2021 AND SEPTEMBER 30, 2020

	June 30, 2021 (unaudited)	September 30, 2020
Assets

Current Assets:
Bank	$463	$115
Other receivables	11,199	6,000
Other receivables – related party	7,311	7,214
Total current assets	18,973	13,329

Total Assets	$18,973	$13,329

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	-	-
Notes payable, stockholders	-	-
Total net current liabilities	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 issued and outstanding as of June 30, 2021 and September 30, 2020	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	-	-
Additional paid-in capital	207,055	158,424
Accumulated deficit	(235,299)	(192,312)

Total Stockholders’ Equity	18,973	13,329

Total Liabilities and Stockholders’ Equity	$18,973	$13,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2021 and 2020

	For the Three Months Ended June 30, 2021 (unaudited)	For the Three Months Ended June 30, 2020 (unaudited)	For the Nine Months Ended June 30, 2021 (unaudited)		For the Nine Months Ended June 30, 2020 (unaudited)
Revenues	$-	$-	$		$-

Expenses, general and administrative	24,648	1,472		42,987	25,787

Operating loss	(24,648)	(1,472)		(42,987)	(25,787)

Other income (expense):
Interest expense	-	2		-	20

Net loss	$(24,648)	(1,470)		(42,987)	(25,767)

Net loss per share	$-	-		-	-

Weighted average shares outstanding	444,740,245	449,595,500		447,170,519	449,505,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2020	449,626,500	47,217	158,424	(192,312)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	4,000	--

Net loss for the period	--	--	--	(3,336)

Balance, December 31, 2020	449,626,500	$47,217	$162,424	$(195,648)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	15,000	--

Net loss for the period	--	--	--	(15,003)

Balance, March 31, 2021	449,626,500	47,217	177,424	(210,651)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	29,631	--

Net loss for the period	--	--	--	(24,648)

Balance, June 30, 2021	449,626,500	47,217	207,055	(235,299)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2021 AND 2020

	Nine Months Ended June 30, 2021 (unaudited)	Nine Months Ended June 30, 2020 (unaudited)
Cash flows from operating activities:
Net loss	$(42,987)	$(25,767)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	(5,296)	(12,726)
Increase/ (decrease) in accounts payable	-	(2,150)
Net cash generate/ (used) operating activities	(48,283)	(40,643)

Cash flows from financing activities
Issuance of common stock	-	-
Contribution from shareholder	48,631	19,831
Net increase in financing activities	48,631	19,831

Cash, beginning of period	115	20,831

Cash, end of period	$463	$19

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarter ended June 30, 2021 and 2020.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2021 and September 30, 2020, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party Revenue and Accounts Receivable

During the period ended June 30, 2021 and September 30, 2020, the Company’s sole source of revenue was $0 and $3,700 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $235,651 during the three-month period ended June 30, 2021 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $24,648 during the three months ended June 30, 2021 and accumulated losses of $235,299 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $18,973 on June 30, 2021. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

On June 4, 2021, a shareholder of the Company filed an application for appointment of custodian (the “Application”) in the District Court, Clark County, Nevada (the “Court”) claiming that the Company had abandoned its business. The Application was granted by the Court which issued a Custodian Order on June 16, 2021. On June 18, 2021, we filed an application for a stay of the Court order granting the custodianship and this stay was granted by the Court on June 20, 2021. On June 29, 2021, we entered into a settlement agreement with the shareholder pursuant to which, among other things, we agreed to maintain our corporate filings with the Nevada Secretary of State in a timely manner and to comply with regulatory and market required periodic report filing requirements. On June 30, 2021, the Court vacated the Custodian Order and dismissed the shareholder’s action in its entirety. We have paid an upfront of $25,000 for the legal fees for handling the case. As a result, on July 1, 2021, our legal representative have paid on behalf of the Company of $2,500 for of the final settlement with the shareholder. The surplus of the legal fees of $5,199 has also been refunded on July 27, 2021.

Other than the above, management has evaluated subsequent events through August 5, 2021, the date on which the financial statements were available to be issued.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $24,648 during the three months ended June 30, 2021 and accumulated losses of $235,299 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $18,973 on June 30, 2021. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three and nine months ended June 30, 2021 and 2020.

The Company did not generate any revenues for the three and nine months ended June 30, 2021 and 2020.

General and administrative expenses for the three and nine months ended June 30, 2021 were $24,648 and $42,987, as compared to $1,472 and $25,787 for the three and nine months ended June 30, 2020, an approximately 1574% increase and 66% decrease respectively. Such increase in three months ended was primarily due to increases in professional services fees, legal fees, filing fees and registration fees.

Interest income for the three and nine months ended June 30, 2021 was $0 and $0, as compared to $2 and $20 for the three and nine months ended June 30, 2020.

As a result of the foregoing factors, we had a net loss of $24,648 and $42,987 for the three and nine months ended June 30, 2021, as compared to $1,472 and $25,787 for the three and nine months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash at bank of $463 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $48,283 for the nine months ended June 30, 2021, as compared to $40,643 for the nine months ended June 30, 2020.  For the nine months ended June 30, 2021, net cash increase in financing activities amount of $48,631 as compared to $19,831 for the nine months ended June 30, 2020. The increase is due to the contribution from shareholder.

We had no investing activities in the three months ended June 30, 2021 or 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2021. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. Except as discussed below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On June 4, 2021, a shareholder of the Company filed an application for appointment of custodian (the “Application”) in the District Court, Clark County, Nevada (the “Court”) claiming that the Company had abandoned its business. The Application was granted by the Court which issued a Custodian Order on June 16, 2021. On June 18, 2021, we filed an application for a stay of the Court order granting the custodianship and this stay was granted by the Court on June 20, 2021. On June 29, 2021, we entered into a settlement agreement with the shareholder pursuant to which, among other things, we agreed to maintain our corporate filings with the Nevada Secretary of State in a timely manner and to comply with regulatory and market required periodic report filing requirements. On June 30, 2021, the Court vacated the Custodian Order and dismissed the shareholder’s action in its entirety. We have paid an upfront of $25,000 for the legal fees for handling the case. As a result, on July 1, 2021, our legal representative have paid on behalf of the Company of $2,500 for of the final settlement with the shareholder. The surplus of the legal fees of $5,199 has also been refunded on July 27, 2021.

ITEM 1A.	RISK FACTORS.

For a discussion of the risk factors affecting our business, see our Annual Report on Form 10-K for our fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission on December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended June 30, 2021 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended June 30, 2021, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2021 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 13, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2021	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)

