Form 10-K
period 2021-09-30
YUMMIES INC
filed 2021-12-23
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of March 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 449,626,500 shares of the registrant’s common stock issued and outstanding, 332,005,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant had no or nominal trading volume as of September 30, 2021.

There was a total of 449,626,500 shares of the registrant’s common stock outstanding as of December 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2021

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

Market

The potential for the business training and development market in Asia is enormous in view of the huge labor market in the world’s most populous region and the need to train such human capital to ensure sustained economic growth and social stability in the region, especially in the Asian market. The business training and development market may be divided into two market segments. The first segment is saturated with many small training companies targeting employees working for multinational companies. The other segment is aimed at employees working for local companies, including small and medium size enterprises, and this segment is more promising because local companies face the challenge of finding themselves obsolete due to increased competition from foreign enterprises and multinational companies, so they need to improve their work force training to become more competitive.

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

Our common stock is approved for quotation on the OTC Markets’ OTCPink marketplace under the symbol, “YUMM”. The OTCPink marketplace is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in the over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. OTCPink securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCPink are not listed in the financial sections of new papers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCPink may be difficult to obtain.

Trading on the OTCPink Marketplace as opposed to a national securities exchange had resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on the price of our Common Stock and our company:

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

The stock market in general, and the OTCPink marketplace in particular, have experienced extreme price and volume fluctuations that in some cases may be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In addition, this volatility could adversely affect an investor’s ability to sell shares of our common stock, and/or the available price for such shares, at any given time.

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

Approximate Number of Holders of Our Common Stock

As of December 17, 2021, there were approximately 1550 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

Other than as described immediately below, we have not sold any equity securities during the year ended September 30, 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

In August 2020, the Company issued 121,500 shares of its common stock, par value $0.0001, for an aggregate price of $12.15.

Purchases of Equity Securities

During the fiscal year ended September 30, 2021, we did not repurchase any shares of our common stock.

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

Government measures taken to date will impact the Company’s business for the fiscal year which began on October 1, 2021 and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $60,961 during the fiscal year ended September 30, 2021 and accumulated losses of $253,273 since inception at June 11, 1998. The Company’s current assets exceed its current liabilities by $18,894 at September 30, 2021. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenues - Related Party

The Company generated $0 in revenues for the year ended September 30, 2021. The Company generated $3,700 in revenues - related party for the year ended September 30, 2020. Total revenue – related party decreased from $3,700 for the year ended September 30, 2020 to $0 for the year ended September 30, 2021.

Costs of Goods Sold.

The Company has no cost of goods sold.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2021 were $60,961, as compared to $31,938 for the year ended September 30, 2020, an approximately 91% increase.

During the financial year ended September 30, 2021 and 2020, the Company expensed $0 and $3,182, respectively, in utilities and other office expenses to a company, Doer’s Knowledge Management Pte Ltd, whose CEO was also a director and shareholder of the company. At September 30, 2021 and 2020, $7,116 and $7,214, respectively, was owed from this company and is included in “other receivable – related party” in the accompanying consolidated balance sheets.

As a result of the foregoing factors, the Company had a net loss of $60,961 for the year ended September 30, 2021, as compared to $28,137 for the year ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had minimal current assets of $18,894 to fund its operations. There is no liabilities for the year ended 30 September 2021 and 2020.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2021. Based upon, and as of the date of, this evaluation, and considering the minimum level of our operations, our principal executive and financial officer determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation and considering the limited nature of business through September 30, 2021, we determined that, as of September 30, 2021, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	57	President, Treasurer, Secretary, and Director
Yu-Jo Liao	57	Director
Chi-Yin Lee	54	Director

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

Chi-Yin Lee. Chi-Yin Lee graduated from Shih Chien University of Taiwan in 1991 where she majored in Accounting and Statistics. Ms. Lee was appointed as Administrative Manager in Doers Commercial Model Consulting Co., Ltd., a corporation incorporated in Taiwan, in 2008. Ms. Lee was then promoted as General Manager of the Company in 2017. The Company is mainly in the business of providing training and seminars, educational and motivational courses, event management and incubation of start-ups and new entrepreneurs. Ms. Lee’s main responsibilities are managing and overseeing all staff, finance and budgets and day-to-day operations. Ms. Lee is also responsible for formulating overall strategy and establishing policies. The Board believes that it is the best interests of the Company to appoint Ms. Chi- Yin Lee to the Board because of her experience and expertise in business management and financial operations management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2021.

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

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2021 and 2020. We have no employment agreements with our officers. For the years ended September 30, 2021 and 2020, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

The Company does not plan to pay any executive officer or director any compensation during the fiscal year ending September 30, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 17, 2021 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	329,005,000	73%
Chi-Yin Lee	Common Stock	20,000	*
Yu-Jo Liao	Common Stock	20,000	*
All officers and directors as a group (3 persons named above)	Common Stock	329,045,000	73%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.
(2)	A total of 449,626,500 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 17, 2021. For each beneficial owner above, any options exercisable within 60 days have been included in the numerator and denominator for that owner only.

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

●	On August 29, 2018, the Company entered into and closed the transactions contemplated by a stock purchase agreement between the Company, Wei-Hsien Lin, and Susan Santage, the sole director, President, Treasurer, Secretary and controlling stockholder of the Company at such time. Pursuant to the stock purchase agreement, Mr. Lin purchased 1,690,000 shares of the Company’s common stock from Ms. Santage for $325,000, or $0.19231 per share. Such shares represented approximately 67.5% of the Company’s issued and outstanding common stock as of the closing. Accordingly, as a result of the transaction, Mr. Lin became the controlling stockholder of the Company.

●	During the years ended September 30, 2021 and 2020, the Company’s sole source of revenue was $0 and $3,700 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

On April 12, 2021, AJ Robbins CPA LLC resigned as the independent registered public accounting firm of the Company effectively immediately. On the same day, upon the approval of its sole director, the Company engaged Gries and Associates, LLC as its new independent registered public accounting firm to audit review the Company’s financial statement effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2021 for more information.

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2021 and 2020.

	Year Ended September 30,
	2021	2020
Audit Fees	$9,000	$9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$9,000	$9,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Gries and Associates, LLC for our financial statements as of and for the year ended September 30, 2021.

PART IV

(10) a) List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10SB filed on February 20, 2001)
10.1	Stock Purchase Agreement, dated as of August 29, 2018, among Susan Santage, Wei-Hsien Lin and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2018)
10.2	Cancellation Agreement, dated as of September 30, 2019 by and between the Company and Mr. Wei-Hsien Lin (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on January 14, 2020)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on January 14, 2020)
31.1/31.2*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1/32.2*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16.	FORM 10-K SUMMARY.

None.

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Yummies, Inc.

Report on the Financial Statements

We have audited the accompanying balance sheets of Yummies, Inc. (the Company), which comprise the balance sheet as of September 30, 2021, and the related statement of Operations, Changes in Stockholder’s Equity, and Cash Flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatements.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $60,961 for the year under audit and has accumulated losses of $253,273. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC Certified Public Accountants 400 South Colorado Blvd, Ste 870 Denver, Colorado 80246

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yummies, Inc., as of September 30, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.

Denver, Colorado

November 18, 2021

blaze@griesandassociates.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

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

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898 (M)720-339-5566 (F)303-586-6261

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 AND 2020

	2021	2020
Assets

Current Assets:
Cash and Bank	$579	115
Other receivables	11,199	6,000
Other receivables – related party	$7,116	7,214
Total current assets	18,894	13,329

Total Assets	$18,894	13,329

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable, stockholders	$--	--
Total current liabilities	$--	--

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 and 448,977,607 issued and outstanding	47,217	47,217
Additional paid-in capital	224,950	158,424
Accumulated deficit	(253,273)	(192,312)
Total Stockholders’ Equity	18,894	13,329

Total Liabilities and Stockholders’ Equity	$18,894	13,329

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Year Ended	Year Ended
	September 30,	September 30,
	2021	2020
Revenues – related party	$--	$3,700

Expenses, general and administrative	$60,961	31,938

Operating loss	(60,961)	(28,238)

Other income (expense):
Interest income / (expense)	--	(101)

Income (loss) before provision for income taxes	(60,961)	(28,137)

Provision for income taxes	--	--

Net loss	$(60,961)	$(28,137)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	337,220,625	447,741,554

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, September 30, 2019	448,977,607	47,152	135,692	(164,175)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	22,732	--

Net loss for the year ended September 30, 2019	--	--	--	(28,137)

Addition paid in capital	648,893	65	--	--

Balance, September 30, 2020	449,626,500	$47,217	$158,424	$(192,312)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	66,526	--

Net loss for the year ended September 30, 2021	--	--	--	(60,961)

Additional paid in capital	--	--	--	--

Balance, September 30, 2021	449,626,500	47,217	224,950	(253,273)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Year Ended	Year Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,961)	$(28,137)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	(5,101)	(13,214)
Decrease in accounts payable	--	(2,162)
Net cash used by operating activities	(66,062)	(43,513)

Cash flows from financing activities:
Issuance (repayment) of note payable	--	--
Issuance of common stock	--	65
Contribution from shareholder	66,526	22,732
Net cash generated from financing activities	66,526	22,797

Net (decrease) / increase in cash	464	(20,716)
Cash, beginning of period	115	20,831
Cash, end of period	579	$115

Supplemental disclosure of cash flow information:
Interest paid	--	$--
Income taxes paid	--	$--
Note payable and interest payable forgiven by stockholders	--	$--
Interest payable forgiven by transfer agent	--	$--

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended September 30, 2021 and 2020.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021 and 2020, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

Related Party Revenue and Accounts Receivable

During the year ended September 30, 2021 and 2020, the Company’s sole source of revenue was $0 and $3,700 from a consulting project with another Company owned and controlled by its largest stockholder, officer and director. The revenue was for consulting for seminar event held in a hotel room. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

2.	Notes Payable, Stockholders

No stockholder notes payable are outstanding as at September 30, 2021 and 2020.

3.	Issuance of Common Stock

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

The provision for income tax consists of the following components at September 30, 2021 and 2020:

	2021	2020
Current:
Federal income taxes	--	$40,386
State income taxes	--	--
Deferred Benefit from net operating loss	--	--
	$--	$40,386

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2021	2020
Expected tax benefit using regular rates	$--	$40,386
State minimum tax	--	--
Valuation allowance	--	(40,386)
Tax Provision	$--	$--

The Company has loss carry forwards totaling $192,312 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2021 and 2020. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2021 and 2020.

The federal income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the IRS, generally for three years after they were filed.

6.	Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $60,961 during the fiscal year ended September 30, 2021 and accumulated losses of $253,273 since inception at June 11, 1998. The Company’s current assets exceed its current liabilities by $18,894 at September 30, 2021. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 16, 2021 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2021	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	December 23, 2021
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	December 23, 2021
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	December 23, 2021
Yu-Jo Liao