Form 10-Q
period 2022-03-31
YUMMIES INC
filed 2022-05-12
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 3, 2022, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND SEPTEMBER 30, 2021

	March 31, 2022 (unaudited)	September 30, 2021

Assets
Current Assets:
Bank	$1,390	$579
Other receivables	11,199	11,199
Other receivables – related party	7,116	7,116
Total current assets	19,705	18,894

Total Assets	$19,705	$18,894

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	-	-
Notes payable, stockholders	-	-
Total net current liabilities	-	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 issued and outstanding as of March 31, 2022 and September 30, 2021	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--
Additional paid-in capital	246,116	224,950
Accumulated deficit	(273,628)	(253,273)

Total Stockholders’ Equity	19,705	18,894

Total Liabilities and Stockholders’ Equity	$19,705	$18,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2022 and 2021

	For the Three Months Ended March 31, 2022 (unaudited)	For the Three Months Ended March 31, 2021	For the Six Months Ended March 31, 2022 (unaudited)	For the Six Months Ended March 31, 2021
Revenues	$-	$-	$-	$-

Expenses, general and administrative	9,217	14,873	20,355	18,339

Operating loss	(9,217)	(14,873)	(20,355)	(18,339)

Other income (expense):
Interest expense	-	-	-	-

Net loss	$(9,217)	$(14,873)	$(20,355)	$(18,339)

Net loss per share	$-	$-	$-	$-

Weighted average shares outstanding	449,626,500	449,626,500	222,343,269	222,343,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2021	449,626,500	$47,217	$224,950	$(253,273)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	10,866	--

Net loss for the period ended December, 2021	--	--	--	(11,138)

Additional paid in capital	--	--	--	--

Balance, December 31, 2021	449,626,500	47,217	235,816	(264,411)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	10,300	--

Net loss for the period ended March 31, 2022	--	--	--	(9,217)

Balance, March 31, 2022	449,626,500	47,217	246,116	(273,628)

The accompanying notes are an integral part of the financial statements

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2022 AND 2021

	Six Months Ended March 31, 2022 (unaudited)	Six Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(20,355)	$(18,339)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	-	(97)
Increase/ (decrease) in accounts payable	-	-
Net cash used in operating activities	(20,355)	(18,436)

Cash flows from financing activities
Issuance of common stock		-
Contribution from shareholder	21,166	19,000
Net increase in financing activities	21,166	19,000

Cash, beginning of period	811	115

Cash, end of period	$1,390	$679

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2022 and 2021.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2022 and September 30, 2021, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party Revenue and Accounts Receivable

There was no revenue generated from the Company during the period ended March 31, 2022 and 2021. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $273,628 during the three-month period ended March 31, 2022 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $9,217 during the three months ended March 31, 2022 and accumulated losses of $273,628 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $19,705 on March 31, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through May 3, 2022, the date on which the financial statements were available to be issued.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $9,217 during the three months ended March 31, 2022 and accumulated losses of $273,628 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $19,705 on March 31, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and had no operations during the three and six months ended March 31, 2022 and 2021.

The Company did not generate any revenues for the three and six months ended March 31, 2022 and 2021.

General and administrative expenses for the three and six months ended March 31, 2022 were $9,217 and $20,355, as compared to $14,873 and $18,339 for the three and six months ended March 31, 2021, an approximately 38% decrease and 11% decrease. Such decrease was primarily due to the decreases in professional services fees, filing fees and registration fees.

As a result of the foregoing factors, we had a net loss of $9,217 and $20,355 for the three and six months ended March 31, 2021, as compared to $14,873 and $18,339 for the three and six months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash in hand of $1,390 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the six months ended March 31, 2022, the net loss of and net cash used in operation activities of $20,355 for the six months ended March 31, 2022, as compared to $18,436 for the six months ended March 31, 2021.  For the six months ended March 31, 2022, net cash increase in financing activities amount of $21,166 as compared to $19,000 for the six months ended March 31, 2021. The increase is due to the contribution from a shareholder.

We had no investing activities in the three months ended March 31, 2022 and 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2022. Based upon, and as of the date of this evaluation, our principal executive officer and principal financial officer determined that our disclosure controls and procedures were effective.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2022, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended March 31, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2019)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 13, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President
(Principal Executive Officer and
Principal Financial and Accounting Officer)