Form 10-K
period 2022-09-30
YUMMIES INC
filed 2022-12-29
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of March 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 449,626,500 shares of the registrant’s common stock issued and outstanding, 332,005,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant had no or nominal trading volume as of March 31, 2022.

There was a total of 449,626,500 shares of the registrant’s common stock outstanding as of December 12, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2022

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

Our common stock is approved for quotation on the OTC Markets’ OTCPink marketplace under the Times New Roman, Times, Serif;, “YUMM”. The OTCPink marketplace is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in the over-the-counter equity securities and provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. OTCPink securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock. Quotes for stocks included on the OTCPink are not listed in the financial sections of new papers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTCPink may be difficult to obtain.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently eligible to be quoted on the OTC Pink Tier of OTC Markets Group Inc. under the Times New Roman, Times, Serif; “YUMM,” however, no or nominal trading has occurred in the past two years. An active public market for our common stock may never develop, or, if a market develops, it may not be sustained.

Approximate Number of Holders of Our Common Stock

As of December 12, 2022, there were approximately 1550 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

Other than as described immediately below, we have not sold any equity securities during the year ended September 30, 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

Purchases of Equity Securities

During the fiscal year ended September 30, 2022, we did not repurchase any shares of our common stock.

ITEM 6. [Reserved]

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $33,045 during the fiscal year ended September 30, 2022 and accumulated losses of $286,318 since inception at June 11, 1998. The Company’s current assets exceed its current liabilities by $420 at September 30, 2022. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

New Accounting Standards

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

Revenues

The Company has not generated any revenue for the year ended September 30, 2022 and 2021.

Costs of Goods Sold.

The Company has no cost of goods sold.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2022, were $33,045, as compared to $60,961, for the year ended September 30, 2021, an approximately 46% decrease.

As at September 30, 2022 and 2021 $7,116 was owed from a company, Doer’s Knowledge Management Pte Ltd, whose CEO was also a director and shareholder of the company and is included in “other receivable – related party” in the accompanying consolidated balance sheets.

As a result of the foregoing factors, the Company had a net loss of $33,045 for the year ended September 30, 2022, as compared to $60,961 for the year ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022 and 2021, the Company had minimal current assets of $420 and $579 respectively, to fund its operations. There is no liabilities for the year ended 30 September 2022 and 2021.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2022. Based upon, and as of the date of, this evaluation, and considering the minimum level of our operations, our principal executive and financial officer determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation and considering the limited nature of business through September 30, 2022, we determined that, as of September 30, 2022, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	58	President, Treasurer, Secretary, and Director
Yu-Jo Liao	58	Director
Chi-Yin Lee	55	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2022 and 2021. We have no employment agreements with our officers. For the years ended September 30, 2022 and 2021, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

The Company does not plan to pay any executive officer or director any compensation during the fiscal year ending September 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 12, 2022 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	329,005,000	73%
Chi-Yin Lee	Common Stock	20,000	*
Yu-Jo Liao	Common Stock	20,000	*
All officers and directors as a group (3 persons named above)	Common Stock	329,045,000	73%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 449,626,500 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 12, 2022. For each beneficial owner above, any options exercisable within 60 days have been included in the numerator and denominator for that owner only.

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

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2022 and 2021.

	Year Ended September 30,
	2022	2021
Audit Fees	$15,750	$15,815
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$15,750	$15,815

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Gries and Associates, LLC for our financial statements as of and for the year ended September 30, 2022.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY.

None.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Yummies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brisset Beer International, Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the financial statements, the Company has incurred losses since inception of $286,318 These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, CO

December 23, 2022

PCAOB ID: 6778

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

	2022	2021
Assets

Current Assets:
Cash and Bank	$420	579
Other receivables	11,199	11,199
Other receivables – related party	$7,116	7,116
Total current assets	18,735	18,894

Total Assets	$18,735	18,894

Liabilities and Stockholders’ Equity

Current Liabilities:
Notes payable, stockholders	$--	--

Total current liabilities	$--	--

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--

Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 and 448,977,607 issued and outstanding	47,217	47,217
Additional paid-in capital	257,836	224,950
Accumulated deficit	(286,318)	(253,273)

Total Stockholders’ Equity	18,735	18,894

Total Liabilities and Stockholders’ Equity	$18,735	18,894

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Year Ended	Year Ended
	September 30,	September 30,
	2022	2021
Revenues – related party	$--	$--

Expenses, general and administrative	$33,045	60,961

Operating loss	(33,045)	(60,961)

Other income (expense):
Interest income / (expense)	--	--

Income (loss) before provision for income taxes	(33,045)	(60,961)

Provision for income taxes	--	--

Net loss	$(33,045)	$(60,961)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	449,626,500	449,626,500

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, September 30, 2020	449,626,500	$47,217	$158,424	$(192,312)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	66,526	--

Net loss for the year ended September 30, 2020	--	--	--	(60,961)

Addition paid in capital	--	--	--	--

Balance, September 30, 2021	449,626,500	47,217	224,950	(253,273)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	32,886	--

Net loss for the year ended September 30, 2022	---	--	--	(33,045)

Additional paid in capital	--	--	--	--

Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Year Ended	Year Ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(33,045)	$(60,961)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	--	(5,101)
Decrease in accounts payable	--	--
Net cash used by operating activities	(33,045)	(66,062)
Cash flows from financing activities:
Issuance (repayment) of note payable	--	--
Issuance of common stock	--	--
Contribution from shareholder	32,886	66,526
Net cash generated from financing activities	32,886	66,526
Net (decrease) / increase in cash	(159)	464
Cash, beginning of period	579	115

Cash, end of period	420	$579

Supplemental disclosure of cash flow information:
Interest paid	--	$--
Income taxes paid	--	$--
Note payable and interest payable forgiven by stockholders	--	$--
Interest payable forgiven by transfer agent	--	$--

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended September 30, 2022 and 2021.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2022 and 2021, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party and Accounts Receivable

There was no revenue generated from the Company during the year ended September 30, 2022 and 2021. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

2.	Notes Payable, Stockholders

No stockholder notes payable are outstanding as at September 30, 2022 and 2021.

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

The provision for income tax consists of the following components at September 30, 2022 and 2021:

	2022	2021
Current:
Federal income taxes	--	$--
State income taxes	--	--
Deferred Benefit from net operating loss	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2022	2021
Expected tax benefit using regular rates	$--	$--
State minimum tax	--	--
Valuation allowance	--	--
Tax Provision	$--	$--

The Company has loss carry forwards totaling $192,312 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2022 and 2021. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2022 and 2021.

The federal income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the IRS, generally for three years after they were filed.

6.	Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $33,045 during the fiscal year ended September 30, 2022 and accumulated losses of $286,318 since inception at June 11, 1998. The Company’s current assets exceed its current liabilities by $18,735 at September 30, 2022. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through December 12, 2022 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2022	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	December 28, 2022
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	December 28, 2022
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	December 28, 2022
Yu-Jo Liao