Form 10-Q
period 2022-12-31
YUMMIES INC
filed 2023-02-15
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

or

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

As of February 14, 2023, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATION BALANCE SHEETS

DECEMBER 31, 2022 AND SEPTEMBER 30, 2022

	December 31, 2022 (unaudited)	September 30, 2022
Assets

Current Assets:
Bank	$33	$420
Other receivables	11,199	11,199
Other receivables – related party	7,116	7,116
Total current assets	18,348	18,735

Total Assets	$18,348	$18,735

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	9,000	-
Notes payable, stockholders	-	-
Total net current liabilities	9,000	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,627,500 issued and outstanding as of December 31, 2022 and September 30, 2022	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	---	--
Additional paid-in capital	259,136	257,836
Accumulated deficit	(297,005)	(286,318)

Total Stockholders’ Equity	9,348	18,735

Total Liabilities and Stockholders’ Equity	$18,348	$18,735

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022 AND SEPTEMER 30 2022

	Three Months Ended December 31, 2022 (unaudited)	Three Months Ended December 31, 2021 (unaudited)
Revenues – related party	$-	$-

Expenses, general and administrative	(10,687)	(11,138)

Operating loss	(10,687)	(11,138)

Other income (expense):
Interest expense	--	--

Loss before provision for income taxes	(10,687)	(11,138)

Provision for income taxes	-	-

Net loss	$(10,687)	$(11,138)

Net loss per share	$-	$-

Weighted average shares outstanding	449,626,500	449,627,500

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

PERIOD ENDED DECEMBER 31, 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2021	449,626,500	$47,217	$224,950	$(253,273)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	32,886	--

Net loss for the year ended September 30, 2022	--	--	--	(33,045)

Additional paid in capital	--	--	--	--

Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	1,300	--

Net loss for the period ended December 31, 2022	--	--	--	(10,687)

Balance, December 31, 2022	449,626,500	47,217	259,136	(297,005)

The accompanying notes are an integral part of the financial statements

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three Months Ended December 31, 2022 (unaudited)	Three Months Ended December 31, 2021 (unaudited)
Cash flows from operating activities:
Net loss	$(10,687)	$(11,138)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in account receivables – related party	--	--
Increase in account receivables	--	--
Increase in accounts payable	9,000	--
Net cash used in operating activities	(1,687)	(11,138)

Cash flows from investing activities
Cash flows from financing activities:
Contribution from a shareholder	1,300	10,866
Net cash generated from financing activities	1,300	10,866
Net cash generated from financing activities	--	--
Net decrease in cash	(387)	(272)

Cash, beginning of period	420	579

Cash, end of period	$33	$307

Supplemental disclosure of cash flow information:	--	--
Interest paid	$--	$--
Income taxes paid	$--	$--

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended December 31, 2022 and 2021.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022 and 2021, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

i.	Related Party Revenue and Accounts Receivable

There was no revenue generated from the Company during the period ended December 31, 2022 and 2021. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $297,005 during the three-month period ended December 31, 2022 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2022 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $10,687 during the three months ended December 31, 2022 and accumulated losses of $297,005 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $9,348 at December 31, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through January 31, 2023, the date on which the financial statements were available to be issued.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $10,687 during the three months ended December 31, 2022 and accumulated losses of $297,005 since inception at June 10, 1998. The Company’s current assets exceed its current liabilities by $9,348 at December 31, 2022. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three months ended December 31, 2022 and 2021:

The Company’s revenues for the three months ended December 31, 2022 and 2021 were $0 and $0, respectively.

General and administrative expenses for the three months ended December 31, 2022 were $10,687, as compared to $11,138 for the three months ended December 31, 2021, an approximately 4% decrease.

As a result of the foregoing factors, we had a net loss of $10,687 for the three months ended December 31, 2022, as compared to $11,138 for the three months ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company had minimal current assets of $18,348 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $1,687 for the three months ended December 31, 2022, as compared to $11,138 for the three months ended December 31, 2021.

Net cash generated from financing activities was $1,300, mainly due to the amount contribution from a shareholder.

We had no investing activities in the three months ended December 31, 2022 and 2021.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

For a discussion of the risk factors affecting our business, see our Annual Report on Form 10-K for our fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission on December 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2022 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2022, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended December 31, 2022 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: February 14, 2023	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)