Form 10-Q
period 2023-03-31
YUMMIES INC
filed 2023-06-15
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 9, 2023, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND SEPTEMBER 30, 2022

	March 31, 2023 (unaudited)	September 30, 2022
Assets

Current Assets:
Bank	$33	$420
Other receivables	11,199	11,199
Other receivables – related party	7,116	7,116
Total current assets	18,348	18,735

Total Assets	$18,348	$18,735

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	14,589	-
Notes payable, stockholders	-	-
Total net current liabilities	14,589	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 issued and outstanding as of March 31, 2023 and September 30, 2022	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	-	-
Additional paid-in capital	259,136	257,836
Accumulated deficit	(302,594)	(286,318)

Total Stockholders’ Equity	3,759	18,735

Total Liabilities and Stockholders’ Equity	$18,348	$18,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2023 and 2022

	For the Three Months Ended March 31, 2023 (unaudited)	For the Three Months Ended March 31, 2022	For the Six Months Ended March 31, 2023 (unaudited)	For the Six Months Ended March 31, 2022
Revenues	$-	$-	$-	$-

Expenses, general and administrative	5,589	9,217	16,276	20,355

Operating loss	(5,589)	(9,217)	(16,276)	(20,355)

Other income (expense):
Interest expense	-	-	-	-

Net loss	$(5,589)	$(9,217)	$(16,276)	$(20,355)

Net loss per share	$-	$-	$-	$-

Weighted average shares outstanding	449,626,500	449,626,500	449,626,500	222,343,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2023

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)
Contribution by shareholder for company expenses paid directly by shareholder	-	-	1,300	-
Net loss for the period ended December, 2022	-	-	-	(10,687)
Balance, December 31, 2022	449,626,500	47,217	259,136	(297,005)
Contribution by shareholder for company expenses paid directly by shareholder	-	-	-	-
Net loss for the period ended March 31, 2023	-	-	-	(5,589)
Balance, March 31, 2023	449,626,500	47,217	259,136	(302,594)

The accompanying notes are an integral part of the financial statements

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED MARCH 31, 2023 AND 2022

	Six Months Ended March 31, 2023 (unaudited)	Six Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(16,276)	$(20,355)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	-	-
Increase/ (decrease) in accounts payable	14,589	-
Net cash used in operating activities	(1,687)	(20,355)

Cash flows from financing activities
Issuance of common stock
Contribution from shareholder	1,300	21,166
Net cash provided by financing activities	1,300	21,166

Net increase (decrease) in cash for the period	(387)	811

Cash, beginning of period	420	579

Cash, end of period	$33	$1,390

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2023 and 2022.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $302,594 during the three-month period ended March 31, 2023 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $5,859 during the three months ended March 31, 2023 and accumulated losses of $302,594 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $3,759 on March 31, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through May 9, 2023, the date on which the financial statements were available to be issued.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $5,859 during the three months ended March 31, 2023 and accumulated losses of $302,594 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $3,759 on March 31, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Emerging Growth Company

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

Results of Operations

The Company is a development stage company and had no operations during the three and six months ended March 31, 2023 and 2022.

The Company did not generate any revenues for the three and six months ended March 31, 2023 and 2022.

General and administrative expenses for the three and six months ended March 31, 2023 were $5,589 and $16,276, as compared to $9,217 and $20,355 for the three and six months ended March 31, 202, an approximately 39% decrease and 20% decrease. Such decrease was primarily due to the decreases in professional services fees, filing fees and registration fees.

As a result of the foregoing factors, we had a net loss of $5,589 and $16,276 for the three and six months ended March 31, 2023, as compared to $9,217 and $20,355 for the three and six months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company had cash in hand of $33 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

For the six months ended March 31, 2023, the net loss of and net cash used in operation activities of $1,687 for the six months ended March 31, 2023, as compared to $20,355 for the six months ended March 31, 2022.  For the six months ended March 31, 2023, net cash increase in financing activities amount of $1,300 as compared to $21,166 for the six months ended March 31, 2022. The increase is due to the contribution from a shareholder.

We had no investing activities in the three months ended March 31, 2023 and 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended March 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended March 31, 2023, we did not repurchase any shares of our common stock.

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

Date: June 15, 2023	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President
(Principal Executive Officer and Principal Financial and Accounting Officer)