Form 10-Q
period 2023-06-30
YUMMIES INC
filed 2023-08-15
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 14, 2023, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATION BALANCE SHEETS

JUNE 30, 2023 AND SEPTEMBER 30, 2022

	June 30, 2023 (unaudited)	September 30, 2022
Assets

Current Assets:
Bank	$182	420
Other receivables	11,199	11,199
Other receivables – related party	7,116	7,116
Total current assets	18,497	18,735

Total Assets	$18,497	18,735

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	2,450	-
Notes payable, stockholders	-	-
Total net current liabilities	2,450	-

Stockholders’ Equity:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 issued and outstanding as of June 30, 2023 and September 30, 2022	47,217	47,217
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding		--
Additional paid-in capital	280,104	257,836
Accumulated deficit	(311,274)	(286,318)

Total Stockholders’ Equity	16,047	18,735

Total Liabilities and Stockholders’ Equity	$18,497	18,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATION STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2023 and 2022

	For the Three Months Ended June 30, 2023 (unaudited)	For the Three Months Ended June 30, 2022 (unaudited)	For the Nine Months Ended June 30, 2023 (unaudited)	For the Nine Months Ended June 30, 2022 (unaudited)
Revenues	$-	$-		$-

Expenses, general and administrative	8,680	5,505	24,956	25,860

Operating loss	(8,680)	(5,505)	(24,956)	(25,860)

Other income (expense):
Interest expense	-	-		-

Net loss	$(8,680)	(5,505)	(24,956)	(25,860)

Net loss per share	$-	-	--	--

Weighted average shares outstanding	449,626,500	447	449,626,500	449,626,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED June 30, 2023

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	1,300	--

Net loss for the period ended December, 2022	--	--	--	(10,687)

Balance, December 31, 2022	449,626,500	47,217	259,136	(297,005)

Contribution by shareholder for company expenses paid directly by shareholder	-	-	-	-

Net loss for the period ended March 31, 2023	-	-	-	(5,589)

Balance, March 31, 2023	449,626,500	47,217	259,136	(302,594)

Contribution by shareholder for company expenses paid directly by shareholder	-	-	-	-

Net loss for the period ended June 30, 2023	-	-	20,968	(8,680)

Balance, June 30, 2023	449,626,500	47,217	280,104	(311,274)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JUNE 30, 2023 AND 2022

	Nine Months Ended June 30, 2023 (unaudited)	Nine Months Ended June 30, 2022 (unaudited)
Cash flows from operating activities:
Net loss	$(24,956)	$(25,860)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other receivables	-	-
Increase/ (decrease) in accounts payable	2,450	-
Net cash generate/ (used) operating activities	(22,506)	(25,860)

Cash flows from financing activities
Issuance of common stock	-	-
Contribution from shareholder	22,268	25,466
Net increase in financing activities	22,268	25,466

Cash, beginning of period	420	579

Cash, end of period	$182	$185

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $311,274 during the three-month period ended June 30, 2023 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

6.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,680 during the three months ended June 30, 2023 and accumulated losses of $311,274 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $16,047 on June 30, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events

Management has evaluated subsequent events through August 14, 2023, the date on which the financial statements were available to be issued.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,680 during the three months ended June 30, 2023 and accumulated losses of $311,274 since inception on June 10, 1998. The Company’s current assets exceed its current liabilities by $18,497 on June 30, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three and nine months ended June 30, 2023 and 2022.

The Company did not generate any revenues for the three and nine months ended June 30, 2023 and 2022.

General and administrative expenses for the three and nine months ended June 30, 2023 were $8,680 and $24,956, as compared to $5,505 and $25,860 for the three and nine months ended June 30, 2022, an approximately 58% increase and 4% decrease respectively. Such increase in three months ended was primarily due to increases in professional services fees and filing fees.

There is no interest income for the three and nine months ended June 30, 2023 and 2022.

As a result of the foregoing factors, we had a net loss of $8,680 and $24,956 for the three and nine months ended June 30, 2023, as compared to $5,505 and $25,860 for the three and nine months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, the Company had cash at bank of $182 to fund its operations and working capital. The Company intends to maintain its operations in a manner which will minimize expenses and believes that present cash resources are sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $22,506 for the nine months ended June 30, 2023, as compared to $25,860 for the nine months ended June 30, 2022.  For the nine months ended June 30, 2023, net cash increase in financing activities amount of $22,268 as compared to $25,466 for the nine months ended June 30, 2022. The decrease is due to lesser contribution from a shareholder.

We had no investing activities in the three months ended June 30, 2023 or 2022.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarter ended June 30, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended June 30, 2023, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the quarter ended June 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: August 14, 2023	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)