Form 10-K
period 2023-09-30
YUMMIES INC
filed 2024-02-27
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of March 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 449,626,500 shares of the registrant’s common stock issued and outstanding, 332,005,000 of which were held by affiliates of the registrant. The aggregate market value could not be determined because the registrant had no or nominal trading volume as of September 30, 2023.

There was a total of 449,626,500 shares of the registrant’s common stock outstanding as of February 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Yummies, Inc.

Annual Report on Form 10-K

Year Ended September 30, 2023

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

Approximate Number of Holders of Our Common Stock

As of February 22, 2024, there were approximately 1550 holders of record of our common stock. This number excludes the shares owned by stockholders holding shares under nominee security position listings.

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

Recent Sales of Unregistered Securities

Other than as described immediately below, we have not sold any equity securities during the year ended September 30, 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the year.

Purchases of Equity Securities

During the fiscal year ended September 30, 2023, we did not repurchase any shares of our common stock.

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

Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $30,812 during the fiscal year ended September 30, 2023 and accumulated losses of $317,130 since inception at June 11, 1998. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

New Accounting Standards

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

Revenues

The Company has not generated any revenue for the year ended September 30, 2023 and 2022.

Costs of Goods Sold.

The Company has no cost of goods sold.

Operating Expenses

General and Administrative Expenses

General and administrative expenses for the year ended September 30, 2023, were $63,075, as compared to $33,045, for the year ended September 30, 2022 an approximately 91% increase. The increase is mainly due to the increase in professional fees and written off of bad debts expenses.

As at September 30, 2022, $7,116 was owed from a company, Doer’s Knowledge Management Pte Ltd, whose CEO was also a director and shareholder of the company and is included in “other receivable – related party” in the accompanying consolidated balance sheets.

As a result of the foregoing factors, the Company had a net loss of $63,075 for the year ended September 30, 2023, as compared to $33,045 for the year ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023 and 2022, the Company had minimal current assets of $176 and $420 respectively, to fund its operations. Total liabilities for the year ended 30 September 2023 is $13,948. There were no liabilities for the year ended 30 September 2022.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2023. Based upon, and as of the date of, this evaluation, and considering the minimum level of our operations, our principal executive and financial officer determined that our disclosure controls and procedures were effective.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation and considering the limited nature of business through September 30, 2023, we determined that, as of September 30, 2023, our internal control over financial reporting was effective.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Wei-Hsien Lin	59	President, Treasurer, Secretary, and Director
Yu-Jo Liao	59	Director
Chi-Yin Lee	55	Director

Wei-Hsien Lin.  Wei-Hsien Lin has served as our director and President, Treasurer, and Secretary of the Company since August 29, 2018. Mr. Lin has also served as the sole officer and director of Doers Education Asean Limited, a publicly traded company whose common stock is registered under Section 12(g) of the Exchange Act, since 2016. Since 2016, Mr. Lin has also served as the executive chairman and CEO of Doers Education Group in Taiwan. In 2012, Mr. Lin founded Doers Commercial Model Consulting Co. Ltd., a Taiwan based company engaged in the business of training, management consulting and Incubator related matters, and he has been the CEO and Chairman of that company since its founding. Mr. Lin has a successful career in business training and publishing and speaking. He is the founder of the Chinese version of international courses including “BSE (The Accelerated Business School of Entrepreneurs”, “Money and You” and “Winning for Life.” He was honored with “Top 10 Chinese International Speaker Award” in 2016 by the International Professional Training Business Society, Asia’s Top 10 Corporate Trainer in 2016 by HKXW Newspaper and “The Best Chinese Speaker of the Year” in 2007 by Learning Mode China Century Success Forum. Throughout his career, Mr. Lin has been very active in charitable activities. He was an originator of the successful “30 Hour Famine” for World Vision in 1990 and “Reserve Purest Land” for Tzu Chi Foundation in 1991 which he worked for King Car Education Foundation. He has worked extensively in disaster relief efforts and fundraising throughout China.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports required to be filed have been timely filed for the year ended September 30, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed during the years ended September 30, 2023 and 2022. We have no employment agreements with our officers. For the years ended September 30, 2023 and 2022, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There was no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

The Company does not plan to pay any executive officer or director any compensation during the fiscal year ending September 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of February 22, 2024 by (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 6F., No.516, Sec. 1, Neihu Road, Neihu District., Taipei City 114, Taiwan.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Wei-Hsien Lin, President, Treasurer, Secretary and Director	Common Stock	329,005,000	73%
Chi-Yin Lee	Common Stock	20,000	*
Yu-Jo Liao	Common Stock	20,000	*
All officers and directors as a group (3 persons named above)	Common Stock	329,045,000	73%

*	Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	A total of 449,626,500 shares of common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of February 2, 2024. For each beneficial owner above, any options exercisable within 60 days have been included in the numerator and denominator for that owner only.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

On November 13, 2023, Gries and Associates, LLC resigned as the independent registered public accounting firm of the Company effectively immediately. On the same day, upon the approval of its board of directors, the Company engaged GreenGrowth CPAs as its new independent registered public accounting firm to audit review the Company’s financial statement effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2023 for more information.

The following is a summary of the fees billed to the company for professional services rendered for the years ended September 30, 2023 and 2022.

	Year Ended September 30,
	2023	2022
Audit Fees	$18,176	$15,750
Audit-Related Fees	-	-
Tax Fees	2,500	-
All Other Fees	-	-
TOTAL	$20,676	$15,750

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Green Growth CPAs for our financial statements as of and for the year ended September 30, 2023.

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

ITEM 16. FORM 10-K SUMMARY.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Yummies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidates balance sheets of Yummies, Inc. as of September 30, 2023, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Yummies, Inc. as of September 30, 2023, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Yummies, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Yummies, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

February 22, 2024

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

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

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

YUMMIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

	2023	2022
Assets

Current Assets:
Cash and Bank	$176	420
Other receivables	--	11,199
Other receivables – related party	$--	7,116
Total current assets	176	18,735

Total Assets	$176	18,735

Liabilities and Stockholders’ Equity

Current Liabilities:
Other payables	$13,948	--

Total current liabilities	$13,948	--

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	--	--
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,626,500 and 448,977,607 issued and outstanding	47,217	47,217
Additional paid-in capital	288,404	257,836
Accumulated deficit	(349,393)	(286,318)

Total Stockholders’ Equity	(13,772)	18,735

Total Liabilities and Stockholders’ Equity	$176	$18,735

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Year Ended	Year Ended
	September 30,	September 30,
	2023	2022

Revenues – related party	$--	$--

Expenses, general and administrative	$63,075	33,045

Operating loss	(63,075)	(33,045)

Other income (expense):
Interest income / (expense)	--	--

Income (loss) before provision for income taxes	(63,075)	(33,045)

Provision for income taxes	--	--

Net loss	$(63,075)	$(33,045)

Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	449,626,500	449,626,500

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated	Total Stock
	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2021	449,626,500	$47,217	$224,950	$(253,273)	$18,894

Contribution by shareholder for company expenses paid directly by shareholder	--	--	32,886	--	32,886

Net loss for the year ended September 30, 2021	--	--	--	(33,045)	(33,045)

Addition paid in capital	--	--	--	--	--

Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)	18,735

Contribution by shareholder for company expenses paid directly by shareholder	--	--	30,568	--	30,568

Net loss for the year ended September 30, 2023	---	--	--	(63,075)	(63,075)

Additional paid in capital	--	--	--	--	--

Balance, September 30, 2023	449,626,500	47,217	288,404	(349,393)	(13,772)

The accompanying notes are an integral part of the financial statements.

YUMMIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Year Ended	Year Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(63,075)	$(33,045)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in other receivables	18,315	--
Increase in accounts payable	13,948	--
Net cash used by operating activities	(30,812)	(33,045)
Cash flows from financing activities:
Issuance (repayment) of note payable	--	--
Issuance of common stock	--	--
Contribution from shareholder	30,568	32,886
Net cash generated from financing activities	30,568	32,886
Net (decrease) / increase in cash	(244)	(159)
Cash, beginning of period	420	579

Cash, end of period	$176	$420

Supplemental disclosure of cash flow information:
Interest paid	$--	$--
Income taxes paid	$--	$--
Note payable and interest payable forgiven by stockholders	$--	$--
Interest payable forgiven by transfer agent	$--	$--

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended September 30, 2023 and 2022.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2023 and 2022, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

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

There was no revenue generated from the Company during the year ended September 30, 2023 and 2022. The total amount earned is an account receivable at year end and remains uncollected as of the audit date.

2.	Notes Payable, Stockholders

No stockholder notes payable are outstanding as at September 30, 2023 and 2022.

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

The provision for income tax consists of the following components at September 30, 2023 and 2022:

	2023	2022
Current:
Federal income taxes	--	$--
State income taxes	--	--
Deferred Benefit from net operating loss	--	--
	$--	$--

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2023	2022
Expected tax benefit using regular rates	$--	$--
State minimum tax	--	--
Valuation allowance	--	--
Tax Provision	$--	$--

The Company has loss carry forwards totaling $192,312 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2021 and 2038.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended September 30, 2023 and 2022. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of September 30, 2023 and 2022.

The federal income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the IRS, generally for three years after they were filed.

6.	Going Concern

As shown in the accompanying financial statements, we have incurred a net loss of $63,075 during the fiscal year ended September 30, 2023 and accumulated losses of $349,393 since inception at June 11, 1998. The Company’s current liabilities exceed its current assets by $13,772 at September 30, 2023. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

7.	Subsequent Events - Date of Management Evaluation

Management has evaluated subsequent events through February 22, 2024 the date on which the financial statements were available to be issued.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2024	YUMMIES, INC.

/s/ Wei-Hsien Lin
	Name:	Wei-Hsien Lin
	Title:	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wei-Hsien Lin	President, Treasurer, Secretary and Director	February 26, 2024
Wei-Hsien Lin	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chi-Yin Lee	Director	February 26, 2024
Chi-Yin Lee

/s/ Yu-Jo Liao	Director	February 26, 2024
Yu-Jo Liao