Form 10-Q
period 2023-12-31
YUMMIES INC
filed 2024-08-21
CIK 1073748

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

As of July 29, 2024, there were 449,626,500 shares of the registrant’s common stock issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

YUMMIES, INC.

FINANCIAL STATEMENTS

YUMMIES, INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

DECEMBER 31, 2023 AND SEPTEMBER 30, 2023

	December 31, 2023 (unaudited)	September 30, 2023
Assets

Current Assets:
Bank	$215	$176
Total current assets	215	176

Total Assets	$215	$176

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	10,826	13,948
Notes payable, stockholders	--	--
Total net current liabilities	10,826	13,948

Stockholders’ Deficit:
Common stock, $0.0001 par value, 450,000,000 shares authorized, 449,627,500 issued and outstanding as of December 31, 2023 and September 30, 2023
Preferred stock $0.0001 par value, 50,000,000 shares authorized, -0- and -0- issued and outstanding	47,217	47,217
Additional paid-in capital	291,889	288,404
Accumulated deficit	(349,717)	(349,393)

Total Stockholders’ Deficit	(10,611)	(13,772)

Total Liabilities and Stockholders’ Deficit	$215	$176

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2023 AND DECEMBER 31 2022

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Revenues – related party	$-	$-

Expenses, general and administrative	(324)	(10,687)

Operating loss	(324)	(10,687)

Loss before provision for income taxes	(324)	(10,687)

Provision for income taxes	-	-

Net loss	$(324)	$(10,687)

Weighted average shares outstanding	$449,626,500	$449,626,500

Net loss per share	-	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

YUMMIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

PERIOD ENDED DECEMBER 31, 2023

(Unaudited)

			Additional		Total Stock
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2022	449,626,500	47,217	257,836	(286,318)	18,735

Contribution by shareholder for company expenses paid directly by shareholder	--	--	1,300	--	1,300

Net loss for the period ended December 31, 2022	---	--	--	(10,687)	(10,687)

Balance, December 31, 2022	449,626,500	47,217	259,136	(297,005)	9,348

Balance, September 30, 2023	449,626,500	47,217	288,404	(349,393)	(13,772)

Contribution by shareholder for company expenses paid directly by shareholder	--	--	3,485	--	3,485

Net loss for the period ended September 30, 2023	--	--	--	(324)	(324)

Balance, December 31, 2023	449,626,500	47,217	291,889	(349,717)	(10,611)

The accompanying notes are an integral part of the condensed consolidated interim financial statements

YUMMIES, INC.

CONDENSED CONSOLIDATED INTEROM STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(324)	$(10,687)
Adjustments to reconcile net loss to cash provided by operating activities:
(Decrease) / Increase in accounts payable	(3,122)	9,000
Net cash used in operating activities	(3,466)	(1,687)

Cash flows from investing activities
Cash flows from financing activities:
Contribution from a shareholder	3,485	1,300
Net cash generated from financing activities	3,485	1,300
Net cash generated from financing activities	--	--
Net increase (decrease) in cash	39	(387)

Cash, beginning of period	176	420

Cash, end of period	$215	$33

Supplemental disclosure of cash flow information:	-	-
Interest paid	$-	$-

 The accompanying notes are an integral part of the condensed consolidated interim financial statements.

YUMMIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended December 31, 2023 and 2022.

e.	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

f.	Fair Value of Financial Instruments

ASC 820-10 requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023 and 2022, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

g.	Recently Issued Accounting Pronouncements

There are no recently Issued Accounting Pronouncements that may have a material impact on financial position and results.

h.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Yummies, SG. All significant intercompany transactions and balances have been eliminated.

i.	Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars. Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of comprehensive income (loss). If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of comprehensive income (loss). Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

j.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $324 during the three months ended December 31, 2022 and accumulated losses of $349,717 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $10,611 at December 31, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company has no taxable income under Federal or State tax laws. The Company has loss carry forwards totaling $349,717 and $297,005 and during the three-month period ended December 31, 2023 and 31 December 2022 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2024 and 2038. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations. The income tax effect of the Tax Cuts and Jobs Act have been completed in accordance with FASB ASC740.

5.	Subsequent Events

Management has evaluated subsequent events through July 29, 2024, the date on which the financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $324 during the three months ended December 31, 2022 and accumulated losses of $349,717 since inception at June 10, 1998. The Company’s current liabilities exceed its current assets by $10,611 at December 31, 2023. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Emerging Growth Company

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

Results of Operations

The Company is a development stage company and conducted the following operations during the three months ended December 31, 2023 and 2022.

The Company’s revenues for the three months ended December 31, 2023 and 2022 were $0 and $0, respectively.

General and administrative expenses for the three months ended December 31, 2023 were $324, as compared to $10,687 for the three months ended December 31, 2022, an approximately 97% decrease.

As a result of the foregoing factors, we had a net loss of $324 for the three months ended December 31, 2023, as compared to $10,687 for the three months ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, the Company had minimal current assets of $215 to fund its operations. The Company intends to maintain its operations in a manner which will minimize expenses but believes that present cash resources are not sufficient for its operations for the next 12 months. However, it believes that present officers and stockholders will provide any necessary funds through either the purchase of stock or loans to the Company. However, management could be incorrect in its belief and no commitment has been made by any party to further fund the Company’s operations.

Net cash used in operating activities was $3,466 for the three months ended December 31, 2023, as compared to $1,687 for the three months ended December 31, 2022.

Net cash generated from financing activities was $3,485, mainly due to the amount contribution from a shareholder.

We had no investing activities in the three months ended December 31, 2023 and 2022.

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

For a discussion of the risk factors affecting our business, see our Annual Report on Form 10-K for our fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission on February 27, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2023 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the quarter ended December 31, 2023, we did not repurchase any shares of our common stock.

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

Date: August 20, 2024	YUMMIES, INC.

/s/ Wei-Hsien Lin
Name: Wei-Hsien Lin
Title: President
(Principal Executive Officer and Principal Financial and Accounting Officer)